Form 10-Q
period 2026-06-30
Odyssey Therapeutics, Inc.
filed 2026-08-06
CIK 1882782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 48,058,527 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our two most advanced product candidates are currently in a phase 2a monotherapy trial and IND-enabling studies, respectively. We have never successfully completed any large-scale or pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we develop.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$82,031	$41,687
Short-term marketable securities	228,544	139,671
Prepaid expenses and other current assets	10,887	9,298
Total current assets	321,462	190,656
Property and equipment, net	4,876	7,209
Right-of-use assets	17,040	18,804
Goodwill	14,100	14,327
Intangible asset	86	262
Long-term marketable securities	122,494	35,198
Other non-current assets	3,792	3,332
Total assets	$483,850	$269,788
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,668	$7,872
Accrued expenses and other current liabilities	15,162	13,392
Lease liabilities, current	5,465	5,211
Total current liabilities	28,295	26,475
Contingent consideration and warrant liability	14,974	6,133
Lease liabilities, non-current	19,360	21,900
Total liabilities	62,629	54,508
Commitments and contingencies (see Note 13)
Series A convertible preferred stock, $0.0001 par value: no shares and 43,749,045 shares authorized as of June 30, 2026 and December 31, 2025, respectively; and no shares and 43,732,797 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $84,796 as of June 30, 2026 and December 31, 2025, respectively)	-	216,503
Series B convertible preferred stock, $0.0001 par value: no shares and 26,601,360 shares authorized as of June 30, 2026 and December 31, 2025, respectively; and no shares and 26,601,360 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $66,100 as of June 30, 2026 and December 31, 2025, respectively)	-	167,765
Series C convertible preferred stock, $0.0001 par value: no shares and 24,901,598 shares authorized as of June 30, 2026 and December 31, 2025, respectively; and no shares and 24,901,598 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $49,065 as of June 30, 2026 and December 31, 2025, respectively)	-	123,259
Series D convertible preferred stock, $0.0001 par value: no shares and 142,016,823 shares authorized as of June 30, 2026 and December 31, 2025, respectively; and no shares and 141,950,377 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $213,631 as of June 30, 2026 and December 31, 2025), respectively	-	196,031
Stockholders’ deficit:
Common stock, $0.0001 par value: 500,000,000 and 365,081,240 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 48,031,320 shares and 2,472,757 shares issued as of June 30, 2026 and December 31, 2025, respectively; 47,891,251 shares and 2,306,207 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	5	-
Preferred stock, $0.0001 par value: 50,000,000 shares and no shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Additional paid-in capital	1,080,910	79,616
Accumulated deficit	(659,189)	(568,139)
Accumulated other comprehensive income (loss)	(505)	245
Total stockholders’ equity (deficit)	421,221	(488,278)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$483,850	$269,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$959	$—	$2,877
Operating expenses:
Research and development	36,226	30,227	68,547	69,001
General and administrative	10,511	13,219	17,861	21,171
Change in fair value of contingent consideration	8,733	(566)	8,842	(6,214)
Total operating expenses	55,470	42,880	95,250	83,958
Operating loss	(55,470)	(41,921)	(95,250)	(81,081)
Other income (expense), net:
Interest income	2,832	872	4,540	2,028
Interest expense	(20)	(2)	(30)	(4)
Other expense, net	(138)	(154)	(255)	(443)
Total other income, net	2,674	716	4,255	1,581
Loss before income taxes	(52,796)	(41,205)	(90,995)	(79,500)
Income tax provision	(8)	30	55	170
Net loss	$(52,788)	$(41,235)	$(91,050)	$(79,670)
Other comprehensive (loss) income:
Foreign currency translation adjustment	113	1,314	(193)	1,889
Unrealized gain (loss) on marketable securities, net of tax	(471)	5	(557)	(5)
Total other comprehensive (loss) income	(358)	1,319	(750)	1,884
Comprehensive loss	$(53,146)	$(39,916)	$(91,800)	$(77,786)
Net loss attributable to common stockholders (see Note 15)	(52,788)	(41,235)	(91,050)	(79,670)
Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(29.54)	$(5.05)	$(67.11)
Weighted-average common stock outstanding, basic and diluted	30,277,051	1,395,695	18,034,399	1,187,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data) (unaudited)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit) equity
Balance as of January 1, 2026	43,732,797	$216,503	26,601,360	$167,765	24,901,598	$123,259	141,950,377	$196,031	2,306,207	$-	$79,616	$(568,139)	$245	$(488,278)
Exercises of common stock options	—	—	—	—	—	—	—	—	159,842	—	651	—	—	651
Vesting of restricted common stock	—	—	—	—	—	—	—	—	13,239	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,587	—	—	2,587
Exercise of common stock warrants	—	—	—	—	—	—	—	—	2,051	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	—	—	(392)	(392)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,262)	—	(38,262)
Balance as of March 31, 2026	43,732,797	$216,503	26,601,360	$167,765	24,901,598	$123,259	141,950,377	$196,031	2,481,339	$-	$82,854	$(606,401)	$(147)	$(523,694)
Exercises of common stock options	—	—	—	—	—	—	—	—	97,310	—	586	—	—	586
Vesting of restricted common stock	—	—	—	—	—	—	—	—	13,243	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,671	—	—	5,671
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	—	—	—	17,488,889	2	288,172	—	—	288,174
Conversion of preferred stock and non-voting common stock into common stock and preferred stock warrants into common stock warrants, upon initial public offering	(43,732,797)	(216,503)	(26,601,360)	(167,765)	(24,901,598)	(123,259)	(141,950,377)	(196,031)	24,523,119	3	703,627	—	—	703,630
Conversion of common stock warrants into common stock upon initial public offering	—	—	—	—	—	—	—	—	3,287,352	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(52,788)	—	(52,788)
Balance as of June 30, 2026	—	$-	—	$-	—	$-	—	$-	47,891,252	$5	$1,080,910	$(659,189)	$(505)	$421,221

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of January 1, 2025	45,414,682	$223,869	26,601,360	$167,765	24,901,598	$123,259	—	$-	959,115	$-	$38,306	$(419,492)	$(1,341)	$(382,527)
Exercises of common stock options	—	—	—	—	—	—	—	—	8,985	—	235	—	—	235
Vesting of restricted common stock	—	—	—	—	—	—	—	—	23,967	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,989	—	—	2,989
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	565	565
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,435)	—	(38,435)
Balance as of March 31, 2025	45,414,682	$223,869	26,601,360	$167,765	24,901,598	$123,259	—	$-	992,067	$-	$41,530	$(457,927)	$(776)	$(417,173)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	7,989	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,698	—	—	3,698
Issuance of Series D convertible preferred stock and common stock warrants, net of issuance costs of $860	—	—	—	—	—	—	79,518,143	109,095	—	—	9,657	—	—	9,657
Conversion of preferred stock into common stock	(1,681,885)	(7,366)	—	—	—	—	—	—	17,308	—	7,366	—	—	7,366
Exercise of common stock warrants	—	—	—	—	—	—	—	—	58,473	—	6	—	—	6
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	1,319	1,319
Net loss	—	—	—	—	—	—	—	—	—	—	—	(41,235)	—	(41,235)
Balance as of June 30, 2025	43,732,797	$216,503	26,601,360	$167,765	24,901,598	$123,259	79,518,143	$109,095	1,075,837	$-	$62,257	$(499,162)	$543	$(436,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(91,050)	$(79,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,214	2,566
Loss from disposal of property and equipment	606	380
Right-of-use asset impairment expense	—	5,440
Accretion of discount on marketable securities	(225)	(732)
Stock-based compensation expense	8,258	6,687
Non-cash rent expense	1,757	1,523
Change in fair value of contingent consideration and warrant liability	8,913	(6,214)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,588)	(245)
Other non-current assets	(217)	5,058
Accounts payable	(313)	991
Lease liabilities	(2,480)	(1,908)
Accrued expenses and other current liabilities	(1,418)	(6,758)
Net cash used in operating activities	(75,543)	(72,882)
Cash flows from investing activities:
Maturities of marketable securities	69,900	58,250
Purchases of marketable securities	(246,489)	-
Proceeds from sale of property and equipment	281	138
Purchases of property and equipment	(334)	(956)
Net cash (used in) provided by investing activities	(176,642)	57,432
Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,237	235
Proceeds from the exercise of common stock warrants	—	6
Principal payments on finance leases	(70)	(70)
Proceeds from the issuance of common stock upon IPO, net of offering costs	291,477	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	118,752
Net cash provided by financing activities	292,644	118,923
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	128	392
Increase in cash, cash equivalents and restricted cash	40,587	103,865
Cash, cash equivalents and restricted cash, beginning of period	44,897	62,346
Cash, cash equivalents and restricted cash, end of period	$85,484	$166,211

Cash and cash equivalents, end of period	$82,031	$163,001
Restricted cash, included in other non-current assets, end of period	3,453	3,210
Total cash, cash equivalents and restricted cash, end of period	$85,484	$166,211

Supplemental cash flow information:
Cash paid for income taxes	$125	$164
Cash paid for interest	$14	$2

Supplemental disclosure of non-cash financing and investing activities:
Offering costs included in accounts payable and accrued expenses and other current liabilities	$3,303	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$278	$—
Remeasurement of right-of-use assets and lease liabilities	$—	$—
Conversion of preferred stock and preferred stock warrants into common stock and common stock warrants, upon initial public offering	$703,630	$—
Conversion of preferred stock into common stock	$—	$7,366
Unrealized loss on marketable securities	$644	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts) (unaudited)

1.
Description of Business and Liquidity

Business

Odyssey Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company seeking to transform the standard of care for patients suffering from autoimmune and inflammatory diseases by developing medicines that are designed to precisely target disease pathology.

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

Reverse Stock Split

On May 1, 2026, the Company effected a 1-for-9.7170 reverse stock split of its issued and outstanding shares of voting common stock, which also resulted in a proportional adjustments to (i) the conversion ratio for its non-voting common stock, (ii) the existing conversion ratios of each series of its convertible preferred stock, and (iii) the exercise prices and number of outstanding common stock warrants and stock options. Accordingly, all shares of voting common stock, stock options and common stock warrants, the as converted preferred stock, and per share information presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split. The per share par value and authorized number of shares of the Company’s common stock were not adjusted as a result of the split.

Initial Public Offering

In May 2026, the Company completed its initial public offering (“IPO”), in which the Company sold 15,500,000 shares of its common stock at a public offering price of $18.00 per share resulting in aggregate net proceeds of approximately $254.9 million, after deducting underwriter discounts and commissions and other offering expenses. Additionally, the Company sold 1,388,889 shares of its common stock in a concurrent private placement at a per share price equal to the public offering price paid in the IPO, resulting in additional net proceeds of approximately $23.3 million after deducting placement agent fees. In June 2026, the Company also sold an additional 600,000 shares of its common stock to the underwriters at a public offering price of $18.00 per share under the option granted to the underwriters, resulting in aggregate net proceeds of approximately $10.0 million, after deducting underwriter discounts and commissions.

Immediately prior to the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 24,596,000 shares of common stock, the Company’s outstanding convertible preferred stock warrants converted into 1,742 warrants to purchase common stock, and the Company’s outstanding common stock warrants were automatically exercised on a net exercise basis into 3,287,352 shares of common stock. Further, 81,240 shares of the Company’s outstanding non-voting common stock was automatically converted into an aggregate of 8,359 shares of its common stock immediately upon the closing of the IPO. Following the closing of the IPO, no shares of convertible preferred stock were outstanding. In connection with the closing of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

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

The Company believes that its existing cash, cash equivalents and marketable securities of $433.1 million as of June 30, 2026, will be sufficient to allow the Company to fund operations at least twelve months from the date that the condensed consolidated financial statements are issued.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the IPO Prospectus. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”), of the Financial Accounting Standards Board (“FASB”).

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

Goodwill

Goodwill and the effect of foreign currency translation is as follows:

Six Months Ended June 30, 2026
Goodwill balance as of January 1, 2026	$14,327
Effect of foreign currency translation	(227)
Goodwill balance as of June 30, 2026	$14,100

Intangible Asset

The Company’s intangible asset is comprised solely of developed technology and is being amortized using the straight-line method which reflects the pattern in which the economic benefits of the asset are consumed, over its estimated useful life of five years.

The following tables present the intangible asset, current and future amortization, and the effect of foreign currency translation:

Six Months Ended June 30, 2026
Intangible asset balance as of January 1, 2026	$1,749
Effect of foreign currency translation	(27)
Intangible asset balance as of June 30, 2026	1,722
Accumulated amortization	(1,636)
Intangible asset, net	$86

Future amortization:
2026	86
Total future amortization	$86

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

The Company determined that the Pfizer MTA represents a contract with a customer and consists of one combined performance obligation for the nonexclusive license and the promise to provide research and development services (“R&D services”) to Pfizer, as the license and promise are not capable of being distinct in the context of the contract. The Pfizer MTA provides that the term of the agreement would end following an initial period of two and one-half years or upon completion of the research, if completed or terminated earlier. In addition, the Pfizer MTA contains two options that require the Company to provide further R&D services to Pfizer (the “First Pfizer Option” and “Second Pfizer Option”, collectively the “Pfizer Options”). The Company evaluated the options to continue the R&D services and concluded that these options did not represent material rights, as they were deemed to be for additional R&D services that are at their standalone selling price.

In 2023, Pfizer paid the Company a nonrefundable upfront payment of $1.0 million in exchange for the nonexclusive license as well as R&D services performed by the Company over the initial period and the First Pfizer Option was exercised. In December 2024, the Second Pfizer Option was exercised. The total transaction price under the Pfizer MTA was determined to be $1.9 million after the exercises of the options. Revenue from the Pfizer MTA was recognized over the estimated performance of the R&D services using the time-elapsed input method. The Company recognized $0.4 million of revenue associated with the Pfizer MTA during the six months ended June 30, 2025, which is included in collaboration revenue on the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any revenue associated with the Pfizer MTA during the three months ended June 30, 2025. The Company fulfilled all of its obligations under the Pfizer MTA during the year ended December 31, 2025 and, as such, no revenue has been recorded during the three and six months ended June 30, 2026.

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

J&J paid the Company a nonrefundable upfront payment of $6.5 million in connection with the entry into the J&J Agreement and the Company is also eligible to receive reimbursement for additional R&D services conducted incremental to the initial R&D services. The Company will be eligible to receive, subject to the achievement of certain research, development, commercialization approval and sales milestones and the option exercise described below, additional milestone payments in an aggregate amount of approximately $839.0 million from J&J. The Company will also be eligible to receive low to mid-single digit percentage tiered royalties based on the aggregate net sales of certain products, if approved, that arise from the J&J Agreement (subject to certain deductions). The applicable royalties will be payable to the Company in a given country commencing on the date of first commercial sale of a royalty product in such country and ending upon the latest of (i) the date of expiration of the last-to-expire valid claim included in certain intellectual property, (ii) a designated period of time following the first commercial sale in such country and (iii) the date of expiration of all regulatory exclusivity for the applicable product in such country.

The Company determined that the J&J Agreement represents a contract with a customer and consisted of two distinct and single performance obligations: (i) the grant of the research licenses, the transfer of the research materials, project governance through the JRC and the promise to provide certain research services, which were combined as a single performance obligation (the “First Performance Obligation”), and (ii) the grant of the research licenses, the transfer of research materials, project governance through the JRC and the promise to provide certain other research services, which are combined as a single performance obligation (the “Second Performance Obligation”).

Revenue from the J&J Agreement was recognized over the estimated performance of the initial research and development services using the cost incurred input method, which the Company believes best depicts the transfer of control to J&J. The Company recognized $1.0 million and $2.5 million of revenue associated with the J&J Agreement during the three and six months ended June 30, 2025, respectively, which is recorded as collaboration revenue on the condensed consolidated statements of operations and comprehensive loss. The Company fulfilled all of its obligations under the J&J Agreement during the year ended December 31, 2025 and, as such, no revenue has been recorded during the three and six months ended June 30, 2026.

To date there have been no development, commercial, and sales-based milestone payments or royalties based on sales achieved under the J&J Agreement.

Deferred Revenue and Accounts Receivable

Deferred revenue associated with collaboration and license agreements is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The following table summarizes the changes in deferred revenue for the six months ended June 30, 2025. There was no deferred revenue recorded as of December 31, 2025 and June 30, 2026:

Six Months Ended
June 30, 2025
Beginning balance as of January 1, 2025	$2,877
Additions	—
Deductions	(2,877)
Ending balance as of June 30, 2025	$—

The following table summarizes the change in accounts receivable for the six months ended June 30, 2025. There was no accounts receivable recorded as of December 31, 2025 and June 30, 2026:

Six Months Ended
June 30, 2025
Beginning balance as of January 1, 2025	$443
Additions	—
Deductions	(443)
Ending balance as of June 30, 2025	$—

5.
Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets and liabilities carried at fair value on a recurring basis:

	June 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash equivalents:
Money market funds	$59,142	$59,142	$—	$—
U.S. Treasury bills and U.S. Treasury notes	17,659	17,659	—	—
Marketable securities:
U.S. Treasury bills and U.S. Treasury notes	351,038	—	351,038	—
Total financial assets	$427,839	$76,801	$351,038	$—
Financial Liabilities:
Contingent consideration	$14,974	$—	$—	$14,974
	$14,974	$—	$—	$14,974

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash equivalents:
Money market funds	$30,032	$30,032	$—	$—
Marketable securities:
U.S. Treasury bills and U.S. Treasury notes	174,869	—	174,869	—
Total financial assets	$204,901	$30,032	$174,869	$—
Financial Liabilities:
Contingent consideration	$6,132	$—	$—	$6,132
Warrant liability	1	—	—	1
	$6,133	$—	$—	$6,133

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

IFM

In May 2022, the Company acquired all of the membership interests in IFM. The total purchase consideration was $3.1 million, which consisted of the following: (i) 81,240 shares of non-voting common stock at closing with the estimated fair value of $0.2 million, (ii) cash consideration of $0.9 million at closing, (iii) a deferred payment of $0.9 million, which was paid in June 2022, and (iv) contingent consideration in cash of up to $30.0 million, payable once for each of the NLR family pyrin domain containing 1 (“NLRP1”) and melanoma differentiation-associated protein 5 (“MDA5”) programs upon the first achievement of certain development, commercial, regulatory and sales milestones related to each such program. The estimated fair value of the contingent consideration was determined to be $1.1 million on the acquisition date. The contingent consideration is remeasured at each balance sheet date.

The fair value of the contingent consideration related to development, commercial, regulatory and sales milestones was based on the discounted cash flow valuation technique. The technique considered the following assumptions: (i) the probability and timing of achieving the specified milestones as of the valuation date and (ii) the market-based discount rates, with the most significant assumptions being the timing of the projected milestones and the probability of the milestones being achieved. The fair value of the contingent consideration could change in future periods depending on the prospects for the Company’s MDA5 and NLRP1 drug discovery programs acquired as part of the IFM transaction achieving development, commercial, regulatory and sales milestones. The estimated fair value of the contingent consideration as of June 30, 2026 and December 31, 2025 related to the IFM acquisition was $1.0 million and $1.4 million, respectively.

The following table sets forth the significant inputs to the discounted cash flow technique used to value contingent consideration for IFM as of June 30, 2026 and December 31, 2025:

Significant Unobservable Inputs	June 30, 2026	December 31, 2025
Discount rate	22.1%	15.6%
Projected milestone timing	3.00 to 11.26 Years	2.25 to 11.75 Years
Probability of milestone achievement - NLRP1 program	5.0% - 35.0%	5.0% - 35.0%
Probability of milestone achievement - MDA5 program	5.0% - 35.0%	5.0% - 35.0%

Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability.

Rahko

The Rahko acquisition included additional consideration payable of up to $30.0 million to the previous shareholders of Rahko upon the achievement of certain qualifying events, including (a) following the Company’s completion of an IPO or public listing of the Company’s shares on certain designated exchanges, upon the first occurrence of the total market capitalization of the Company being equal to or in excess of $1.5 billion, or (b) an exit event such as (i) a transaction or transactions by which more than 50% of the combined voting power of then outstanding voting securities of the Company are acquired, (ii) consolidation or merger of the Company into another entity, or (iii) sale or disposition of substantially all of the assets of the Company, in each case for which the potential proceeds are equal to or in excess of $1.5 billion. The fair value of the contingent consideration was determined based on a Monte-Carlo simulation model that utilizes a geometric Brownian motion to estimate the equity value of the Company at expected qualifying event dates. The Company applied risk-free rate, volatility and discount rate assumptions to simulate the expected equity value of the Company as of the expected qualifying event dates. The risk-free rate was based upon the interest rates corresponding to the time period for U.S. Treasury notes published by the U.S. Federal Reserve. The volatility was estimated based on equity volatility indications from the guideline public companies and the capital structure of the Company.

The contingent consideration as of the date when the Company has met the certain market capitalization threshold following a certain qualifying event was discounted to the measurement date using a discount rate that is based on all-in market yields for publicly traded debt securities of comparable credit quality to the contingent consideration payments. The discounted amount of contingent consideration and the equity values are subject to the Monte-Carlo simulations for 100,000 trials to derive the fair value of the contingent consideration. The estimated contingent consideration liability as of June 30, 2026 and December 31, 2025, related to the Rahko acquisition was $14.0 million and $4.7 million, respectively.

The Company completed its IPO in May 2026 and, therefore, the probability of completing an IPO is no longer a significant input into the valuation of the Rahko contingent consideration. The following table sets forth the assumptions, which are significant inputs to the Monte-Carlo simulation used to value such contingent consideration as of June 30, 2026:

As of June 30, 2026
Expected Term	Discount Rates	Risk Free Rate Applied to Equity Value	Equity Volatility
10 years	19.9% - 25.9%	4.4%	97.3%

As of December 31, 2025, given the Company was still a private entity, the following table sets forth the probability of completing an IPO (measured as a standalone metric separate from the other necessary triggers for the contingent consideration related to the Rahko acquisition), which was a significant input to the Monte-Carlo simulation used to value such contingent consideration:

As of December 31, 2025
Expected IPO Date	Probability of IPO Event	Discount Rates	Risk Free Rate Applied to Equity Value	Equity Volatility
May 31, 2026	15%	15.3% - 16.1%	4.2%	96.2%
December 30, 2026	14%	15.3% - 16.0%	4.2%	96.4%
February 28, 2027	14%	15.3% - 16.0%	4.3%	96.5%
April 30, 2027	14%	15.3% - 16.0%	4.3%	96.5%
*	43%	Varies	4.3%	Varies

*Reflects the probability weighted expected term of 1.83 years for the remaining scenarios between August 2027 and December 2027 with each scenario weighted 14.2% overall, for an aggregate probability weight of 42.6%.

Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability.

Valuation of LSA Warrant Liability

In March 2022, the Company issued a warrant to purchase up to 64,992 shares of Series A-2 convertible preferred stock (the “LSA Warrant”) with an exercise price of $6.15 (see Note 11). Upon issuance, the LSA Warrant required liability classification, as the Series A-2 convertible preferred stock underlying the LSA Warrant is redeemable outside of the control of the Company. The Company initially recorded the LSA Warrant at fair value and records changes in fair value at each reporting period. At the LSA Warrant issuance date, the right of the holder to purchase 16,248 shares immediately vested and was exercisable. The right to purchase the remaining 48,744 shares was forfeited upon termination of the LSA by the Company in April 2023. As of December 31, 2025, the LSA Warrant to purchase 16,248 shares of Series A-2 convertible preferred stock was issued and outstanding.

Upon the Company's IPO, the LSA Warrant to purchase 16,248 shares of Series A-2 convertible preferred stock automatically converted into a warrant to purchase 1,742 shares of common stock in accordance with the conversion provisions. Following the conversion, the Company determined that the LSA Warrant met the criteria for equity classification. The Company remeasured the LSA Warrant to fair value immediately prior to the IPO, and the resulting warrant liability was reclassified to additional paid-in capital. As of June 30, 2026, the LSA Warrant to purchase 1,742 shares of common stock was issued and outstanding.

As of December 31, 2025, the estimated fair value of the LSA Warrant liability was determined using an option pricing model with the following assumptions:

Significant Unobservable Inputs	May 7, 2026	December 31, 2025
Expected term until a liquidity event (in years)	2	2
Volatility	97%	80%
Risk-free interest rate	3.9%	3.5%
Annual dividend rate	0%	0%

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs:

	Warrant Liability	Contingent Consideration
Balance as of January 1, 2026	$1	$6,132
Change in fair value	-	109
Balance as of March 31, 2026	1	6,241
Change in fair value	71	8,733
Reclassification to equity	(72)	-
Balance as of June 30, 2026	$—	$14,974

	Warrant Liability	Contingent Consideration
Balance as of January 1, 2025	$45	$10,179
Change in fair value	-	(5,648)
Balance as of March 31, 2025	45	4,531
Change in fair value	-	(566)
Balance as of June 30, 2025	$45	$3,965

6.
Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following tables summarize the Company’s marketable securities held as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury bills and U.S. Treasury notes	351,589	—	(551)	351,038
	$351,589	$—	$(551)	$351,038

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury bills and U.S. Treasury notes	174,776	93	—	174,869
	$174,776	$93	$—	$174,869

The Company determined that there was no material credit risk associated with the above investments as of June 30, 2026 and December 31, 2025. The Company has the intent and ability to hold these securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities during the six months ended June 30, 2026 and 2025. No available-for-sale debt securities held as of June 30, 2026 had remaining maturities greater than 21 months.

7.
Property and Equipment, Net

Property and equipment and related accumulated depreciation consist of the following:

	June 30, 2026	December 31, 2025
Laboratory equipment	$15,122	$18,651
Furniture, fixtures and equipment	686	686
Computer hardware and software	1,035	1,029
Finance lease	668	502
Leasehold improvements	401	501
	17,912	21,369
Less: accumulated depreciation	(13,036)	(14,160)
Total	$4,876	$7,209

Total depreciation expense was $0.9 million and $1.9 million for three and six months ended June 30, 2026, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Company recognized losses on disposal of $0.6 million. For the three and six months ended June 30, 2025, the Company recognized gains on disposal of $0.1 million and losses on disposal of $0.4 million, respectively. Gain or loss on disposal of property and equipment is included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Employee compensation, benefits, and recruiting	$3,346	$6,703
External research and supplies	5,565	3,076
Offering costs	3,169	64
Professional fees	2,590	3,175
Other	492	374
Total	$15,162	$13,392

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

During the third quarter of 2025, the Company entered into a sublease for its New York office space that commenced on October 15, 2025 and expires on February 28, 2029. The Company recognized sublease income of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, which was recorded as a reduction of lease cost in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs are recorded within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,503	$1,536	$3,016	$3,325
Variable lease costs	758	751	1,525	1,483
Sublease income	(80)	—	(162)	—
Total lease costs, net	$2,181	$2,287	$4,379	$4,808

The Company recognized interest expense related to finance leases of $14 thousand and $24 thousand for the three and six months ended June 30, 2026, respectively, and $2 thousand and $4 thousand for the three and six months ended June 30, 2025, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. Supplemental cash flow information related to the Company’s leases for the three and six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,760	$3,655
Operating cash flows for finance leases	$24	$4
Financing cash outflows for finance leases	$70	$70

10.
Common Stock

In May 2026, the Company’s stockholders approved the ninth amended and restated certificate of incorporation, which became effective upon its filing in connection with the closing of the Company's IPO on May 8, 2026, and which, among other things, increased the number of shares of common stock authorized for issuance from 365,081,240 to 500,000,000 shares of common stock. As of June 30, 2026, there were 47,891,252 shares of common stock issued and outstanding. In addition, the Company issued 140,068 issued shares of common stock that were subject to vesting as of June 30, 2026 (see Note 12). The Company’s outstanding non-voting common stock automatically converted into an aggregate of 8,359 shares of its common stock immediately upon the closing of the IPO.

Each share of common stock entitles the holder to one vote on all matters on which stockholders have the right to vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors, subject to the participation and priority rights of the Company’s preferred stock. As of June 30, 2026 and December 31, 2025, no dividends have been declared or paid.

11.
Warrants

In connection with entering into a loan and security agreement (“LSA”), the Company issued the LSA Warrant (see Note 5). The LSA Warrant converted into 1,742 warrants to purchase common stock immediately prior to the closing of the IPO. As of June 30, 2026, the right to purchase 1,742 shares of common stock was issued and outstanding.

In connection with entering into the Series D Preferred Stock Purchase Agreement in 2025, the Company issued an aggregate amount of warrants to purchase 4,056,164 shares of the Company’s common stock, each with an exercise price of $0.10 per share (the “Common Warrants”). The Common Warrants were exercisable at any time by the holder and have a seven-year contractual term from their respective dates of issuance. Upon completion of the IPO, the outstanding Common Warrants were automatically net exercised pursuant to their terms and became shares of the Company’s common stock, effective immediately prior to the consummation of the Corporate Transaction. The Company determined that the Common Warrants were equity-classified, and recorded the amounts allocated to the Common Warrants within additional paid‑in capital on the condensed consolidated balance sheets.

During the six months ended June 30, 2026, 2,051 Common Warrants were exercised, resulting in the issuance of 2,051 shares of common stock and aggregate proceeds of a de minimis amount. The Company’s outstanding Common Warrants were automatically exercised on a net exercise basis into 3,287,352 shares of common stock immediately prior to the closing of the IPO. As of June 30, 2026, no Common Warrants remain issued and outstanding.

12.
Stock-Based Compensation

Stock Options

In August 2021, the Company’s Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which provided for the granting of stock appreciation rights, incentive stock options, restricted stock awards, other stock-based awards to eligible employees, officers, directors, consultants, and advisors. The stock options issued under the 2021 Plan expire not more than ten years from their respective grant dates. The 2021 Plan was subsequently amended on various dates through September 2025 to increase the number of shares available for the issuance of awards. As of the effective date of the 2026 Long-Term Incentive Plan (the “2026 Plan”) and as of June 30, 2026, there were no shares remaining available for future issuance under the 2021 Plan. Any options or other awards outstanding under the 2021 Plan remain outstanding and effective. The remaining shares reserved for issuance under the 2021 Plan ceased to be available for issuance at the time that the 2026 Plan became effective.

In May 2026, the Company’s Board of Directors adopted the 2026 Plan and the 2026 Employee Stock Purchase Plan (the “ESPP”), which both became effective in connection with the IPO. The 2026 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance-based awards and other stock-based awards or cash incentives to employees, directors and consultants. A total of 6,232,376 shares of the Company’s common stock have been reserved for future issuance under the 2026 Plan, in addition to any automatic increases in the number of shares of common stock reserved for future issuance under the 2026 Plan and any shares underlying outstanding stock awards granted under the 2021 Plan that expire or are repurchased, forfeited, cancelled or withheld. The ESPP reserved a total of 516,400 shares for future issuance of common stock pursuant to purchase rights granted to employees, in addition to any automatic increases in the number of shares of common stock reserved for future issuance under the ESPP.

Upon the closing of the IPO, the Company granted 3,433,534 stock options to purchase shares of the Company’s common stock under the 2026 Plan to certain employees and directors, with an exercise price equal to the IPO price of $18.00 per share.

The stock options granted under the plans generally vest over four years, with 25% of the award vesting at a one-year cliff with the remaining portion vesting in equal installments over the remaining period, or in equal monthly installments over four years . The stock options granted contain service‑based vesting conditions and certain stock options granted contain performance‑based vesting conditions. Awards with a service‑based component require continued service with the Company over the requisite service period, while vesting for awards with performance‑based conditions is tied to the achievement of certain research and development milestones.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	4,631,713	$4.94	8.64	4,610
Granted	3,594,062	17.42
Forfeited	(41,933)	8.41
Expired	(69,934)	23.83
Exercised	(257,152)	4.81
Outstanding as of June 30, 2026	7,856,756	$10.47	9.01	$65,368
Exercisable as of June 30, 2026	1,822,954	$5.73	7.45	$24,249

In December 2025, 166,550 stock options to purchase shares of the Company’s common stock were early exercised pursuant to approval by the Company’s Board of Directors. The unvested common stock purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest according to their respective terms.

The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of the stock options granted during the six months ended June 30, 2026:

June 30,
2026
Fair value of common stock	$17.42
Expected term (in years)	5.90
Risk-free interest rate	4.11%
Expected volatility	102.56%
Dividend yield	0%

There were no stock options granted during the six months ended June 30, 2025. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 was $14.15 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $0.3 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock

The summary of restricted stock award activity for the six months ended June 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	166,550	$13.60
Vested	(26,482)	15.44
Unvested as of June 30, 2026	140,068	$13.25

The Company recorded stock compensation expense of $0.2 million and $0.4 million related to the restricted stock awards during the three and six months ended June 30, 2026, respectively. The Company recorded stock compensation expense of a de minimis amount related to the restricted stock awards during the three and six months ended June 30, 2025.

The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur. As of June 30, 2026, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $67.4 million, which is expected to be recognized over the remaining weighted average period of approximately 3.03 years.

The following table summarizes stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,510	$1,073	$2,096	$2,016
General and administrative	4,161	2,625	6,162	4,671
Total	$5,671	$3,698	$8,258	$6,687

13.
Commitments and Contingencies

Contingent Consideration

In connection with the IFM acquisition, the Company is required to make future payments to the shareholders of IFM based on the occurrence of certain development, commercial, regulatory and sales milestones (see Note 5).

In connection with the Rahko acquisition, the Company has a contingent payment obligation to the shareholders of Rahko upon the occurrence of certain qualifying events. No qualifying event has occurred as of June 30, 2026 (see Note 5).

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

14.
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

15.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(52,788)	$(41,235)	$(91,050)	$(79,670)
Net loss attributable to common stockholders	$(52,788)	$(41,235)	$(91,050)	$(79,670)
Denominator:
Weighted-average number of common shares used in computing net loss, basic and diluted per share—basic and diluted (1)	30,277,051	1,395,695	18,034,399	1,187,080
Net loss per share attributable to common stockholders—basic and diluted	$(1.74)	$(29.54)	$(5.05)	$(67.11)

(1) The weighted-average number of common shares used in computing net loss basic and diluted per share for the three and six months ended June 30, 2025 includes 4,056,164 shares of common stock underlying Common Warrants issued as part of the Series D preferred stock financing during 2025.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	7,856,756	2,291,377	7,856,756	2,291,377
Unvested restricted stock awards	140,068	—	140,068	—
Series A convertible preferred stock (as converted to common stock)	—	3,091,478	—	3,091,478
Series A-1 convertible preferred stock (as converted to common stock)	—	804,893	—	804,893
Series A-2 convertible preferred stock (as converted to common stock)	—	836,190	—	836,190
Series B convertible preferred stock (as converted to common stock)	—	2,865,387	—	2,865,387
Series C convertible preferred stock (as converted to common stock)	—	2,412,468	—	2,412,468
Series C-1 convertible preferred stock (as converted to common stock)	—	150,211	—	150,211
Series D convertible preferred stock (as converted to common stock)	—	79,518,143	—	79,518,143
Series A-2 warrants (as converted to common stock)	—	1,742	—	1,742
Common stock warrants (as converted to common stock)	1,742	—	1,742	—
Total	7,998,566	91,971,889	7,998,566	91,971,889

16.
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

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$959	$—	$2,877

Research and development expenses associated with preclinical and clinical studies (1)	$22,941	$16,178	$42,548	$33,213
Facilities and related expenses, excluding depreciation and amortization (2)	2,838	2,407	5,460	11,287
General and corporate expenses (3)	3,658	7,552	6,393	10,277
Personnel-related expenses, excluding stock-based compensation	10,538	12,368	21,487	26,175
Other segment items (4)	12,813	3,689	15,162	1,595
Segment net loss	$52,788	$41,235	$91,050	$79,670

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

(4) For the three and six months ended June 30, 2026 and 2025, other segment items consist of interest income, stock-based compensation expense, depreciation and amortization expense, change in fair value of contingent consideration expense, income tax (benefit) provision and other (income) expense, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Interest expense consists of interest expense on finance leases. Other (income) expense, net primarily consists of realized and unrealized gains and losses on marketable securities.

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

Our most advanced programs include OD-001, an oral small-molecule scaffolding inhibitor of receptor-interacting protein kinase 2, or RIPK2, and OD-002, an oral small-molecule inhibitor of solute carrier family 15 member 4, or SLC15A4. OD-001 has achieved proof-of-concept in a phase 2a trial for the treatment of ulcerative colitis, or UC, one of the two main types of inflammatory bowel disease, or IBD, and OD-002 is currently in IND-enabling studies. These programs have the potential to yield treatments for inflammatory and autoimmune diseases that have large, addressable patient populations globally and a lack of effective treatments, including IBD, systemic lupus erythematosus, and other disorders characterized either by the chronic overactivation of the type I interferon pathway, referred to as interferonopathies, or by pathogenic autoreactive B cells. In addition to our most advanced programs, we have a portfolio of wholly owned preclinical programs that include, but are not limited to, a regulatory T cells-specific tumor necrosis factor receptor 2 agonist, a bispecific antagonist of thymic stromal lymphopoietin and interleukin-33, and an interleukin-1 receptor-associated kinase 4 scaffolding inhibitor. We also have an interferon regulatory factor 5, or IRF5, inhibitor in preclinical development which we are collaborating on with Terray Therapeutics, Inc., or Terray.

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

We have incurred significant operating losses and negative cash flows since our inception. Our net loss was $91.1 million and $79.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $659.2 million and cash, cash equivalents, and marketable securities of $433.1 million. Since our inception, we have financed our operations primarily through the sale of shares of our convertible preferred stock, the proceeds from research collaborations and license agreements, and through the sale of our common stock as part of our IPO and concurrent private placement completed in May 2026.

Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditures into the second half of 2028. We have based this estimate and our forecast of cash resources and planned operations on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Additional funds will be necessary to maintain our current operations and to continue our research and development activities.

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

We did not have any revenue for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025 our revenue consisted of collaboration revenue earned under the Material Transfer and Evaluation Agreement, dated December 20, 2022, or the Pfizer MTA, with Pfizer Inc., or Pfizer, which expired by its terms in 2025, and revenue earned under the Strategic Collaboration, Option and License Agreement, dated March 29, 2024, or the J&J Agreement, with Janssen Pharmaceutica NV, a Johnson & Johnson company, or J&J. For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Income tax provision

Income tax provision consists of U.S. state and foreign taxes in jurisdictions in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that not all of our net operating loss carryforwards and tax credits will be realized. As of June 30, 2026, we have recorded a full valuation allowance against our net deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$-	$959	$(959)
Operating expenses:
Research and development	36,226	30,227	5,999
General and administrative	10,511	13,219	(2,708)
Change in fair value of contingent consideration	8,733	(566)	9,299
Total operating expenses	55,470	42,880	12,590
Operating loss	(55,470)	(41,921)	(13,549)
Other income (expense), net:
Interest income	2,832	872	1,960
Interest expense	(20)	(2)	(18)
Other income (expense), net	(138)	(154)	16
Total other income, net	2,674	716	1,958
Loss before income taxes	(52,796)	(41,205)	(11,591)
Income tax (benefit) provision	(8)	30	(38)
Net loss	$(52,788)	$(41,235)	(11,553)

Collaboration Revenue

Collaboration revenue decreased by $1.0 million, from $1.0 million for the three months ended June 30, 2025 compared to zero for the three months ended June 30, 2026. The decrease is related to the Company fulfilling all of its current obligations under the J&J Agreement and the expiration of the Pfizer MTA during the year ended December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Internal personnel-related expenses (including stock-based compensation)	$9,560	$10,617	$(1,057)
External expenses associated with preclinical and clinical studies	18,966	12,740	6,226
Research software, professional services and laboratory operations	3,975	3,438	537
Facility-related costs (including depreciation)	3,725	3,432	293
Total research and development expenses	$36,226	$30,227	$5,999

Research and development expenses increased by $6.0 million, from $30.2 million for three months ended June 30, 2025 to $36.2 million for the three months ended June 30, 2026. This increase was primarily attributable to:

•
a $6.2 million increase in external expenses associated with preclinical and clinical studies, primarily due to an increase in CRO expenses and chemistry, manufacturing, and controls activities primarily associated with our ongoing OD-001 phase 2a monotherapy trial;

•
a $0.5 million increase in research software, professional services and laboratory operations, primarily due to the increase in research reagents to support increased level of research activity across the discovery and toxicology programs; and
•
a $0.3 million increase in facility-related costs, primarily due to disposal of fixed assets.

These increases were partially offset by:

•
a $1.1 million decrease in internal personnel-related expenses, primarily due to a lower headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Payroll and personnel-related expenses (including stock-based compensation)	$6,650	$5,449	$1,201
Professional and consulting fees	2,815	6,836	(4,021)
Software and IT costs	544	552	(8)
Facility-related costs (including depreciation)	203	218	(15)
Other general and administrative expenses	299	164	135
Total general and administrative expenses	$10,511	$13,219	$(2,708)

General and administrative expenses decreased by $2.7 million, from $13.2 million during the three months ended June 30, 2025 to $10.5 million for the three months ended June 30, 2026. This decrease was primarily attributable to:

•
a $4.0 million decrease in professional and consulting fees due to lower legal and accounting fees.

This decrease was partially offset by:

•
a $1.2 million increase in payroll and personnel-related expenses, primarily due to increased stock-based compensation from awards granted upon the IPO; and
•
a $0.1 million increase in other general and administrative expenses due to additional corporate insurance expenses.

Changes in fair value of contingent consideration

The change in the fair value of contingent consideration resulted in expense of $8.7 million for the three months ended June 30, 2026, compared to income of $0.6 million for the three months ended June 30, 2025. The change was driven by updates to the assumptions used in estimating the fair value of the Rahko contingent consideration following the completion of our IPO in May 2026.

Interest income

Interest income increased by $1.9 million from $0.9 million for the three months ended June 30, 2025 to $2.8 million for the three months ended June 30, 2026. The increase is primarily attributed to additional cash invested in marketable securities and interest-bearing accounts during the first half of 2026, given the proceeds received from our IPO.

Interest expense

Interest expense did not significantly fluctuate during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and is attributable to interest on our finance leases for certain lab equipment.

Other income (expense), net

Other income (expense), net decreased by $0.1 million from expense of $0.2 million during the three months ended June 30, 2025 compared to expense of $0.1 million during the three months ended June 30, 2026. The decrease primarily relates to fluctuations in foreign currency gains and losses.

Income tax (benefit) provision

Income tax (benefit) provision did not significantly fluctuate during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$-	$2,877	$(2,877)
Operating expenses:
Research and development	68,547	69,001	(454)
General and administrative	17,861	21,171	(3,310)
Change in fair value of contingent consideration	8,842	(6,214)	15,056
Total operating expenses	95,250	83,958	11,292
Operating loss	(95,250)	(81,081)	(14,169)
Other income (expense), net:
Interest income	4,540	2,028	2,512
Interest expense	(30)	(4)	(26)
Other income (expense), net	(255)	(443)	188
Total other income, net	4,255	1,581	2,674
Loss before income taxes	(90,995)	(79,500)	(11,495)
Income tax provision	55	170	(115)
Net loss	$(91,050)	$(79,670)	(11,380)

Collaboration Revenue

Collaboration revenue decreased by $2.9 million, from $2.9 million for the six months ended June 30, 2025 compared to zero for the six months ended June 30, 2026. The decrease is related to the Company fulfilling all of its current obligations under the J&J Agreement and the expiration of the Pfizer MTA during the year ended December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Internal personnel-related expenses (including stock-based compensation)	$18,682	$22,499	$(3,817)
External expenses associated with preclinical and clinical studies	34,624	25,369	9,255
Research software, professional services and laboratory operations	7,924	7,844	80
Facility-related costs (including depreciation)	7,317	13,289	(5,972)
Total research and development expenses	$68,547	$69,001	$(454)

Research and development expenses decreased by $0.5 million, from $69.0 million for the six months ended June 30, 2025 to $68.5 million for the six months ended June 30, 2026. This decrease was primarily attributable to:

•
a $6.0 million decrease in facility related costs primarily related to an impairment of our San Diego lease right-of-use asset in the first quarter of 2025; and
•
a $3.8 million decrease in internal personnel-related expenses, primarily attributable to a lower headcount.

These decreases were partially offset by:

•
a $9.3 million increase in external expenses associated with preclinical and clinical studies, primarily due to an increase in CRO expenses and chemistry, manufacturing, and controls activities primarily associated with our ongoing OD-001 phase 2a monotherapy trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Payroll and personnel-related expenses (including stock-based compensation)	$11,064	$10,363	$701
Professional and consulting fees	4,883	8,910	(4,027)
Software and IT costs	1,063	1,055	8
Facility-related costs (including depreciation)	404	531	(127)
Other general and administrative expenses	447	312	135
Total general and administrative expenses	$17,861	$21,171	$(3,310)

General and administrative expenses decreased by $3.3 million, from $21.2 million during the six months ended June 30, 2025 to $17.9 million for the six months ended June 30, 2026. This decrease was primarily attributable to:

•
a $4.0 million decrease in professional and consulting fees due to lower legal and accounting fees; and
•
a $0.1 million decrease in facility-related costs due to higher fixed asset disposals in the first half of 2025;

These decreases were partially offset by:

•
a $0.7 million increase in payroll and personnel-related expenses, primarily due to increased stock-based compensation from awards granted upon the IPO; and
•
a $0.1 million increase in other general and administrative expenses due to additional corporate insurance expenses.

Changes in fair value of contingent consideration

The change in the fair value of contingent consideration resulted in expense of $8.8 million for the six months ended June 30, 2026, compared to income of $6.2 million for the six months ended June 30, 2025. The change was driven by updates to the assumptions management used in estimating the fair value of the Rahko contingent consideration following the completion of our IPO in May 2026.

Interest income

Interest income increased by $2.5 million from $2.0 million for the six months ended June 30, 2025 to $4.5 million for the six months ended June 30, 2026. The increase is primarily attributed to additional cash invested in marketable securities and interest-bearing accounts during the first half of 2026, reflecting proceeds received from the Series D convertible preferred stock financing completed in the second half of 2025 and our IPO in May 2026.

Interest expense

Interest expense did not significantly fluctuate during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, and is attributable to interest on our finance leases for certain lab equipment.

Other income (expense), net

Other income (expense), net decreased by $0.1 million from expense of $0.4 million during the six months ended June 30, 2025 compared to expense of $0.3 million during the six months ended June 30, 2026. The decrease primarily relates to fluctuations in foreign currency gains and losses.

Income tax provision

Income tax provision did not significantly fluctuate during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our convertible preferred stock, the proceeds from research collaborations and license agreements and through the sale of our common stock in our IPO and concurrent private placement completed in May 2026. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of our product candidates. As of June 30, 2026, we had $433.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $659.2 million.

Prior to the completion of our IPO and concurrent private placement in May 2026, we raised aggregate gross proceeds of approximately $726.5 million from the sale of our securities. In May 2026, we raised aggregate net proceeds of $278.2 million upon completion of our IPO and concurrent private placement, after deducting underwriter discounts and commissions, placement agent fees and other estimated offering expenses. Additionally, in June 2026, we raised aggregate net proceeds of $10.0 million upon the sale of our common stock pursuant to the underwriters' exercise of their option to purchase shares, after deducting underwriter discounts and commissions.

Future Funding Requirements

As of June 30, 2026, we had cash and cash equivalents, and marketable securities of $433.1 million. Based upon our current operating plans, we believe that the net proceeds from our IPO and concurrent private placement completed in May 2026, together with our cash, cash equivalents and investments as of June 30, 2026, will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash Flows

Six months ended June 30, 2026 and 2025

The following table summarizes our primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(75,543)	$(72,882)	$(2,661)
Net cash (used in) provided by investing activities	(176,642)	57,432	(234,074)
Net cash provided by financing activities	292,644	118,923	173,721
Effect of exchange rate changes on cash, cash equivalents, and restricted cash (1)	128	392	(264)
Increase in cash, cash equivalents and restricted cash	$40,587	$103,865	$(63,278)
(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with generally accepted accounting principles in the United States, or GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $72.2 million, primarily consisting of our net loss of $91.1 million and net changes in operating assets and liabilities of $2.7 million, which were partially offset by adjustments to reconcile net loss to net cash used in operating activities of $21.6 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $72.9 million, primarily consisting of our net loss of $79.7 million and net changes in operating assets and liabilities of $2.8 million, which were partially offset by adjustments to reconcile net loss to net cash used in operating activities of $9.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $176.6 million, primarily consisting of $246.5 million of purchases of marketable securities, partially offset by $69.9 million of maturities of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2025 was $57.4 million, primarily consisting of maturities of marketable securities of $58.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $289.3 million, primarily consisting of proceeds from our IPO and concurrent private placement, including the underwriters’ partial exercise of their option to purchase additional shares.

Net cash provided by financing activities for the six months ended June 30, 2025 was $118.9 million, primarily consisting of proceeds from the issuance of Series D convertible preferred stock.

License and Collaboration Agreement

Below is a summary of the key terms for our material license and collaboration agreement.

Terray Collaboration

In September 2024, we entered into a collaboration and license agreement, or the Terray Agreement, with Terray Therapeutics, Inc., or Terray, to discover, develop and commercialize or out-license products directed to IRF5. We and Terray have agreed to share all collaboration losses (generated in accordance with and subject to applicable budgets) and collaboration profits (including any payments received in connection with an out-licensing transaction) equally, beginning from the effective date of the Terray Agreement until the earlier of the date either party elects to opt-out, or the date the agreement expires or is terminated. The activities performed under the Terray Agreement are governed by a joint steering committee, made up of two employees designated by each party. No upfront payments were made upon the execution of the Terray Agreement and there have not been any payments made or received from the profit and loss share arrangement under the Terray Agreement as of June 30, 2026.

Contractual Obligations and Commitments

Leases

In September 2021, we entered into an operating lease agreement for our corporate headquarters located in Boston, Massachusetts, expiring in September 2029. We are also party to several operating leases for office and lab space, as well as finance leases for certain lab equipment. As of June 30, 2026, our non-cancellable lease obligations were $29.6 million and $0.6 million under our operating and finance leases, respectively, of which $7.5 million and $0.2 million related to operating and finance leases, respectively, are due within the next 12 months. Refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on our leases.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical manufacturing supplies and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party with 30 to 90 days’ prior written notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of June 30, 2026.

IFM Acquisition Contingent Consideration

On May 6, 2022, we acquired all of the membership interests in IFM, or the IFM Acquisition. The total purchase consideration was $3.1 million, which consisted of the following: (i) 81,240 shares of our non-voting common stock at closing, with the estimated fair value of $0.2 million, (ii) cash consideration of $0.9 million at closing, (iii) a deferred payment of $0.9 million, which was paid in June 2022 and (iv) contingent consideration in cash of up to $30.0 million, payable once for each of our NLR family pyrin domain containing 1 and melanoma differentiation-associated protein 5 programs upon the first achievement of certain development, commercial, regulatory and sales milestones related to each such program, the estimated fair value of which was determined to be $1.1 million on the acquisition date. As of June 30, 2026, no milestones had been achieved or were deemed probable to occur.

See Note 5 and Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

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

See Notes 5 and 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates and significant accounting policies described in our IPO Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history. We were formed in April 2021 and have devoted substantially all of our resources since that time to research and development activities for our product candidates, including OD-001 and OD-002, and our other development programs, recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, developing and establishing our intellectual property portfolio, developing our research and development tools and technologies, entering into collaboration agreements, acquiring companies or assets to further our development programs and building infrastructure to support such activities. Our most advanced product candidate, OD-001, is in an ongoing phase 2a monotherapy trial and we expect to initiate a phase 2b monotherapy and a phase 2a combination trial in the second half of 2026, and all of our other product candidates remain in preclinical or non-clinical development.

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

We have incurred net losses since our inception through June 30, 2026. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the six months ended June 30, 2026 and 2025, we reported a net loss of $91.1 million and $79.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $659.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials and seek regulatory approvals for our product candidates.

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

As of June 30, 2026, we had $433.1 million in cash, cash equivalents and marketable securities. We expect that the net proceeds from our IPO and the concurrent private placement, together with our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate.

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

As of June 30, 2026, we had 100 full-time employees. As our development and commercialization plans and strategies progress, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, as our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

We have entered into, and may in the future enter into, collaborations, acquisitions and in-licensing arrangements that contemplate contingent or deferred payments. In the event we are deemed to have achieved certain milestones in connection with such contingent or deferred payments, we may be required to pay such amounts in full or in part. For example, if certain contingencies are satisfied, we may be required to make a payment of up to $30.0 million to the former shareholders of Rahko Limited, or Rahko, a company we acquired in 2021. Additionally, upon the achievement of certain development, commercial, regulatory and sales milestones for each of our NLRP1 and MDA5 programs, we may be required to pay up to $30.0 million in contingent payments once for each such program to the former members of IFM Discovery, LLC, a company we acquired in 2022. See the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for additional information regarding our deferred consideration obligations. Contingent or deferred payments may have an adverse impact on our business, financial condition, results of operations and prospects.

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

Risks Related to Research, Development and Commercialization

Our two most advanced product candidates are currently in a phase 2a monotherapy trial and IND-enabling studies, respectively. We have never successfully completed any large-scale or pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we develop.

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

All of our product candidates are either in preclinical development or, in the case of OD-001, in a phase 2a monotherapy trial. The risk that our product candidates fail to successfully proceed through clinical development is high. We expect it will be many years before we commercialize any product candidate, if ever. The product candidates we are developing are novel and unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. It is also impossible to predict whether our clinical trials will proceed through registrational trials and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a comparable foreign regulatory authority. Even after we make our submission, the FDA or comparable foreign regulatory authority could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our trial design, which may require us to complete additional studies or trials, amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

For example, as of the date of this Quarterly Report, we have enrolled patients in our phase 2a signal seeking trial for OD-001 at multiple sites, including sites in Ukraine. We are also considering, subject to the receipt of necessary approvals from the applicable regulatory authorities, enrolling patients at sites in the Middle East for future clinical trials. To the extent military conflicts, political unrest, unstable economic conditions or other events adversely impact our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our OD-001 phase 2a monotherapy trial or in future clinical trials, we may be required to enroll patients at other sites which could increase the cost or delay the timing for completing such trial.

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

Our current RIPK2 phase 2a monotherapy trial utilizes an “open-label” trial design and we may utilize this for future clinical trials for this or future product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

For example, our phase 1 healthy participant trial for OD-001 was conducted in Australia and we have enrolled patients in our phase 2a signal seeking monotherapy trial for OD-001 at multiple sites in Australia, Canada, Jordan, Moldova, New Zealand, Poland and Ukraine. We are also considering, subject to the receipt of necessary approvals from the applicable regulatory authorities, enrolling patients at sites in the Middle East and other jurisdictions globally for future clinical trials. To the extent military conflicts, political unrest, unstable economic conditions or other events adversely impact our ability to enroll patients or complete enrollments in process or adversely impact the ability of our suppliers to produce and distribute the supplies we need for our clinical trials, we may be required to enroll patients at other sites which could increase the cost or delay the timing for completing such trial.

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

While vedolizumab is approved by regulatory authorities in major markets, including the FDA and EMA, it has not received marketing approval in some countries where we intend to conduct our clinical trials. If we are unable to use the standard of care agents in our planned phase 2a combination trial for OD-001 in countries where the standard of care agents have not been approved or in any other clinical trial that includes a standard of care agent for a maintenance and induction period, we may be required to enroll additional patients at existing sites or identify new trial sites, resulting in potential delays in the trial and additional expenses. As a result, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, financial condition, results of operations and prospects.

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

We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. Under recent legislative updates via the One Big Beautiful Bill Act, or the OBBBA, medicines that maintain one or more FDA orphan designations for rare diseases are exempt from this negotiation process, provided they are not approved for a non-orphan condition. Furthermore, if an exempt orphan medicine is subsequently approved for a broader, non-rare market indication, the 7-year negotiation countdown does not begin until the date of that non-orphan approval. While we do not believe that the IRA, these expanded orphan drug exemptions, or their combined effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of Complete Response Letters, or CRLs, issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how these disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics or biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate these risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.

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

Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Government actions may also prevent filing, prosecution and maintenance of issued patents in various jurisdictions. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in such jurisdictions. If such an event were to occur, it could have a material adverse effect on our business. In addition, jurisdictions outside of the U.S. could also permit our patents to be exploited without consent or compensation. In those circumstances, we would not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Additionally, changes in U.S. trade policy, including the imposition of new or increased tariffs, as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how.

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

Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Further, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a consequence of those breaches or violations. Our trade secrets could otherwise become known or be independently discovered by our competitors. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. If any of these events occur or if we otherwise lose protection for our trade secrets, our business, financial condition, results of operation and prospects may be materially and adversely harmed.

In addition, we have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as collaborators, CROs, third-party manufacturers, consultants, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees or other third parties inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of any such claims, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of resources from our business. We cannot predict whether we would prevail in any such claims. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, including the loss of valuable intellectual property rights or personnel, all of which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

The use of new and evolving technologies, such as AI, may require us to expend material resources and may present risks and challenges that can impact our business, including by posing security and other risks to our confidential information, proprietary information and personal information, any of which may result in reputational harm and liability, or otherwise adversely affect our business.

We use AI, including generative artificial intelligence, or Gen AI, ML, and automated decision-making technologies. The use of AI technology, including Gen AI, can give rise to intellectual property risks, including uncertainty regarding ownership of AI-generated inventions, compromises to proprietary IP, inaccuracy, bias, data privacy and cybersecurity issues, data provenance disputes, and infringement or misappropriation claims. The legal landscape for AI-generated inventions remains uncertain, and development of the law in the U.S. and abroad could impact our ability to enforce proprietary rights or protect against infringing uses. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents.

AI, including Gen AI, may have errors or inadequacies that are not easily detectable. If the data used to train AI or the content AI applications assist in producing are deficient, inaccurate, or biased, our business may be adversely affected. We expect increasing government regulation of AI use (including the EU’s AI Act which entered into force on August 1, 2024), which may significantly increase compliance costs. This legislation imposes significant obligations on providers and deployers of AI systems. The legal landscape for AI-related intellectual property remains uncertain, and development of the law could impact our ability to enforce proprietary rights.

The rapid evolution of AI (including Gen AI) may require the application of significant resources to design, develop, test and maintain these products and services to help ensure that any AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. We also may need to expend further resources to adjust our business practices, as these laws and regulations evolve, especially where requirements across jurisdictions are inconsistent. An increase in operating expenses of this nature, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our vendors or partners may in turn incorporate AI tools (including Gen AI) into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of Gen AI, to engage in illegal activities involving the theft and misuse of personal information, financial and other confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Any future proprietary technology platform may not yield protectable intellectual property. The components of such a platform, including proprietary hardware, software, and computational methods, may be difficult to protect through traditional patent means. Data rights and computational IP present unique challenges including potential for independent development by competitors using similar datasets or methodologies.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Further, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

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

The 16,100,000 shares of our common stock sold in our IPO (unless they were purchased by one of our affiliates), including the shares sold pursuant to the partial exercise of the underwriters' option, are freely tradable, without restriction, in the public market.

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

In addition, the shares of our common stock that are subject to outstanding options under our 2021 Plan and 2026 Plan became eligible for sale in the public market after our IPO, to the extent permitted by the provisions of various vesting schedules, the lock-up and market standoff agreements (and the exceptions thereto) and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

On May 7, 2026, concurrently with the IPO, we also completed a private placement, in which we issued and sold an aggregate of 1,388,889 shares of our common stock at the IPO price to TPG LSI Rise Orazio II, L.P. The aggregate cash purchase price of the private placement shares was $25.0 million, resulting in aggregate net cash proceeds of $23.3 million, after deducting approximately $1.7 million in placement agent fees. J.P. Morgan Securities LLC, TD Securities (USA) LLC and Cantor Fitzgerald & Co. acted as placement agents for the private placement.

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

(b) Use of Proceeds from our Initial Public Offering and Concurrent Private Placement

On May 7, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-295141), as amended, or the Registration Statement, filed in connection with our IPO.

There has been no material change in the expected use of the net proceeds from our IPO and concurrent private placement as described in the IPO Prospectus.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Odyssey Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Gary D. Glick
Gary D. Glick, Ph.D.
President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer