Form 10-Q
period 2026-09-30
Odyssey Therapeutics, Inc.
filed 2026-11-04
CIK 1882782

Od

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 48,067,877 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We will require substantial additional capital to finance our operations. If we are unable to raise capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.
•
Our business depends entirely on the success of our product candidates and research and development programs, including OD-001 and OD-002, and we cannot guarantee that any or all of our current or future product candidates will successfully enter or complete clinical development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our future success depends on our ability to retain and to continue to receive adequate attention from our key leaders, as well as on our ability to attract, retain and motivate qualified personnel.
•
Our most advanced product candidate, OD-001, we have presented efficacy and supporting analyses from the 12-week induction period from our phase 2a clinical trial, and for OD-002, our next most advanced product candidate, we have completed IND-enabling studies. We have never successfully completed any large-scale or pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we develop.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$80,641	$41,687
Short-term marketable securities	245,360	139,671
Prepaid expenses and other current assets	11,800	9,298
Total current assets	337,801	190,656
Property and equipment, net	4,626	7,209
Right-of-use assets	16,137	18,804
Goodwill	14,119	14,327
Intangible asset	-	262
Long-term marketable securities	60,987	35,198
Other non-current assets	4,430	3,332
Total assets	$438,100	$269,788
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,260	$7,872
Accrued expenses and other current liabilities	12,309	13,392
Lease liabilities, current	5,532	5,211
Total current liabilities	26,101	26,475
Contingent consideration and warrant liability	18,281	6,133
Lease liabilities, non-current	17,946	21,900
Total liabilities	62,328	54,508
Commitments and contingencies (see Note 13)
Series A convertible preferred stock, $0.0001 par value: no shares and 43,749,045 shares authorized as of September 30, 2026 and December 31, 2025, respectively; and no shares and 43,732,797 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $84,796 as of September 30, 2026 and December 31, 2025, respectively)	-	216,503
Series B convertible preferred stock, $0.0001 par value: no shares and 26,601,360 shares authorized as of September 30, 2026 and December 31, 2025, respectively; and no shares and 26,601,360 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $66,100 as of September 30, 2026 and December 31, 2025, respectively)	-	167,765
Series C convertible preferred stock, $0.0001 par value: no shares and 24,901,598 shares authorized as of September 30, 2026 and December 31, 2025, respectively; and no shares and 24,901,598 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $49,065 as of September 30, 2026 and December 31, 2025, respectively)	-	123,259
Series D convertible preferred stock, $0.0001 par value: no shares and 142,016,823 shares authorized as of September 30, 2026 and December 31, 2025, respectively; and no shares and 141,950,377 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (liquidation preference $0 and $213,631 as of September 30, 2026 and December 31, 2025, respectively)	-	196,031
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 500,000,000 and 365,081,240 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 48,067,433 shares and 2,472,757 shares issued as of September 30, 2026 and December 31, 2025, respectively; 47,940,608 shares and 2,306,207 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	5	-
Preferred stock, $0.0001 par value: 50,000,000 shares and no shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Additional paid-in capital	1,089,000	79,616
Accumulated deficit	(712,248)	(568,139)
Accumulated other comprehensive income (loss)	(985)	245
Total stockholders’ equity (deficit)	375,772	(488,278)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$438,100	$269,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$99	$—	$2,976
Operating expenses:
Research and development	42,121	26,325	110,668	95,326
General and administrative	11,240	10,156	29,101	31,327
Change in fair value of contingent consideration	3,307	1,872	12,149	(4,342)
Total operating expenses	56,668	38,353	151,918	122,311
Operating loss	(56,668)	(38,254)	(151,918)	(119,335)
Other income (expense), net:
Interest income	3,864	2,198	8,404	4,226
Interest expense	(12)	(1)	(42)	(5)
Other income (expense), net	(194)	539	(449)	96
Total other income, net	3,658	2,736	7,913	4,317
Loss before income taxes	(53,010)	(35,518)	(144,005)	(115,018)
Income tax (benefit) provision	49	(56)	104	114
Net loss	$(53,059)	$(35,462)	$(144,109)	$(115,132)
Other comprehensive (loss) income:
Foreign currency translation adjustment	184	(410)	(9)	1,479
Unrealized loss on marketable securities, net of tax	(664)	(118)	(1,221)	(123)
Total other comprehensive (loss) income	(480)	(528)	(1,230)	1,356
Comprehensive loss	$(53,539)	$(35,990)	$(145,339)	$(113,776)
Net loss attributable to common stockholders (see Note 15)	(53,059)	(35,462)	(144,109)	(115,132)
Net loss per share attributable to common stockholders, basic and diluted	$(1.10)	$(7.78)	$(5.12)	$(49.56)
Weighted-average common stock outstanding, basic and diluted	48,018,265	4,557,695	28,138,852	2,322,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data) (unaudited)

	Series A convertible preferred stock			Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	(deficit) equity
Balance as of January 1, 2026	43,732,797		$216,503	26,601,360	$167,765	24,901,598	$123,259	141,950,377	$196,031	2,306,207	$-	$79,616	$(568,139)	$245	$(488,278)
Exercises of common stock options	—		—	—	—	—	—	—	—	159,842	—	651	—	—	651
Vesting of restricted common stock	—		—	—	—	—	—	—	—	13,239	—	—	—	—	—
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	—	2,587	—	—	2,587
Exercise of common stock warrants	—		—	—	—	—	—	—	—	2,051	—	—	—	—	—
Other comprehensive loss, net	—		—	—	—	—	—	—	—	—	—	—	—	(392)	(392)
Net loss	—		—	—	—	—	—	—	—	—	—	—	(38,262)	—	(38,262)
Balance as of March 31, 2026	43,732,797		$216,503	26,601,360	$167,765	24,901,598	$123,259	141,950,377	$196,031	2,481,339	$-	$82,854	$(606,401)	$(147)	$(523,694)
Exercises of common stock options	—		—	—	—	—	—	—	—	97,310	—	586	—	—	586
Vesting of restricted common stock	—		—	—	—	—	—	—	—	13,243	—	—	—	—	—
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	—	5,671	—	—	5,671
Issuance of common stock upon initial public offering, net of offering costs	—		—	—	—	—	—	—	—	17,488,889	2	288,172	—	—	288,174
Conversion of preferred stock and non-voting common stock into common stock and preferred stock warrants into common stock warrants, upon initial public offering	(43,732,797)		(216,503)	(26,601,360)	(167,765)	(24,901,598)	(123,259)	(141,950,377)	(196,031)	24,523,119	3	703,627	—	—	703,630
Conversion of common stock warrants into common stock upon initial public offering	—		—	—	—	—	—	—	—	3,287,352	—	—	—	—	—
Other comprehensive loss, net	—		—	—	—	—	—	—	—	—	—	—	—	(358)	(358)
Net loss	—		—	—	—	—	—	—	—	—	—	—	(52,788)	—	(52,788)
Balance as of June 30, 2026	—	—	$-	—	$-	—	$-	—	$-	47,891,252	$5	$1,080,910	$(659,189)	$(505)	$421,221
Exercise of common stock options	—		—	—	—	—	—	—	—	36,113	—	152	—	—	152
Vesting of restricted common stock	—		—	—	—	—	—	—	—	13,243	—	—	—	—	—
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	—	7,938	—	—	7,938
Other comprehensive loss, net	—		—	—	—	—	—	—	—	—	—	—	—	(480)	(480)
Net loss	—		—	—	—	—	—	—	—	—	—	—	(53,059)	—	(53,059)
Balance as of September 30, 2026	—		$-	$-	$-	$-	$-	$-	$-	47,940,608	$5	$1,089,000	$(712,248)	$(985)	$375,772

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of January 1, 2025	45,414,682	$223,869	26,601,360	$167,765	24,901,598	$123,259	—	$-	959,115	$-	$38,306	$(419,492)	$(1,341)	$(382,527)
Exercises of common stock options	—	—	—	—	—	—	—	—	8,985	—	235	—	—	235
Vesting of restricted common stock	—	—	—	—	—	—	—	—	23,967	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,989	—	—	2,989
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	565	565
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,435)	—	(38,435)
Balance as of March 31, 2025	45,414,682	$223,869	26,601,360	$167,765	24,901,598	$123,259	—	$-	992,067	$-	$41,530	$(457,927)	$(776)	$(417,173)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	7,989	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,698	—	—	3,698
Issuance of Series D convertible preferred stock and common stock warrants, net of issuance costs of $860	—	—	—	—	—	—	79,518,143	109,095	—	—	9,657	—	—	9,657
Conversion of preferred stock into common stock	(1,681,885)	(7,366)	—	—	—	—	—	—	17,308	—	7,366	—	—	7,366
Exercise of common stock warrants	—	—	—	—	—	—	—	—	58,473	—	6	—	—	6
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	—	—	1,319	1,319
Net loss	—	—	—	—	—	—	—	—	—	—	—	(41,235)	—	(41,235)
Balance as of June 30, 2025	43,732,797	$216,503	26,601,360	$167,765	24,901,598	$123,259	79,518,143	$109,095	1,075,837	$-	$62,257	$(499,162)	$543	$(436,362)
Vesting of restricted common stock	—	—	—	—	—	—	—	—	—	—		—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,894	—	—	4,894
Issuance of Series D convertible preferred stock and common stock warrants, net of issuance costs of $232	—	—	—	—	—	—	60,438,839	84,159	—	—	6,568	—	—	6,568
Exercise of common stock warrants	—	—	—	—	—	—	—	—	684,772	—	66	—	—	66
Exercise of common stock options	—	—	—	—	—	—	—	—	8,113	—	26	—	—	26
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(35,462)	—	(35,462)
Balance as of September 30, 2025	43,732,797	$216,503	26,601,360	$167,765	24,901,598	$123,259	139,956,982	$193,254	1,768,722	$-	$73,811	$(534,624)	$15	$(460,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Odyssey Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(144,109)	$(115,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,223	3,754
Loss from disposal of property and equipment	602	1,160
Right-of-use asset impairment expense	—	5,440
Amortization (accretion) of premium (discount) on marketable securities	115	(864)
Stock-based compensation expense	16,196	11,581
Non-cash lease expense	2,663	2,349
Change in fair value of contingent consideration and warrant liability	12,220	(4,386)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,495)	(1,123)
Other non-current assets	(854)	5,057
Accounts payable	338	313
Lease liabilities	(3,780)	(3,014)
Accrued expenses and other current liabilities	(1,204)	(9,274)
Net cash used in operating activities	(117,085)	(104,139)
Cash flows from investing activities:
Maturities of marketable securities	113,675	70,950
Purchases of marketable securities	(246,489)	(185,772)
Proceeds from sale of property and equipment	302	357
Purchases of property and equipment	(838)	(1,004)
Net cash used in investing activities	(133,350)	(115,469)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,389	261
Proceeds from the exercise of common stock warrants	—	72
Principal payments on finance leases	(117)	(107)
Proceeds from the issuance of common stock upon IPO, net of offering costs	288,194	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	209,479
Net cash provided by financing activities	289,466	209,705
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	166	291
Increase (decrease) in cash, cash equivalents and restricted cash	39,197	(9,612)
Cash, cash equivalents and restricted cash, beginning of period	44,897	62,346
Cash, cash equivalents and restricted cash, end of period	$84,094	$52,734

Cash and cash equivalents, end of period	$80,641	$49,524
Restricted cash, included in other non-current assets, end of period	3,453	3,210
Total cash, cash equivalents and restricted cash, end of period	$84,094	$52,734

Supplemental cash flow information:
Cash paid for income taxes	$251	$164
Cash paid for interest	$42	$5

Supplemental disclosure of non-cash financing and investing activities:
Offering costs included in accounts payable and accrued expenses and other current liabilities	$20	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$278	$—
Conversion of preferred stock and preferred stock warrants into common stock and common stock warrants, upon initial public offering	$703,630	$—
Conversion of preferred stock into common stock	$—	$7,366
Property and Equipment in accounts payable and accrued expenses and other current liabilities	$179	$—
Unrealized loss on marketable securities	$1,221	$153

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

Immediately prior to the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 24,596,000 shares of common stock, the Company’s outstanding convertible preferred stock warrants converted into 1,742 warrants to purchase common stock, and the Company’s outstanding common stock warrants were automatically exercised on a net exercise basis into 3,287,352 shares of common stock. Further, 81,240 shares of the Company’s outstanding non-voting common stock were automatically converted into an aggregate of 8,359 shares of its common stock immediately upon the closing of the IPO. Following the closing of the IPO, no shares of convertible preferred stock were outstanding. In connection with the closing of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

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

The Company believes that its existing cash, cash equivalents and marketable securities of $387.0 million as of September 30, 2026, will be sufficient to allow the Company to fund operations at least twelve months from the date that the condensed consolidated financial statements are issued.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 included in the IPO Prospectus. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”), of the Financial Accounting Standards Board (“FASB”).

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

Goodwill

Goodwill and the effect of foreign currency translation is as follows:

Nine Months Ended September 30, 2026
Goodwill balance as of January 1, 2026	$14,327
Effect of foreign currency translation	(208)
Goodwill balance as of September 30, 2026	$14,119

Intangible Asset

The Company’s intangible asset is comprised solely of developed technology and is being amortized using the straight-line method which reflects the pattern in which the economic benefits of the asset are consumed, over its estimated useful life of five years. The intangible asset was fully amortized as of September 30, 2026.

The following tables present the intangible asset, current amortization, and the effect of foreign currency translation:

Nine Months Ended September 30, 2026
Intangible asset balance as of January 1, 2026	$1,749
Effect of foreign currency translation	(25)
Intangible asset balance as of September 30, 2026	1,724
Accumulated amortization	(1,724)
Intangible asset, net	$-

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

In 2023, Pfizer paid the Company a nonrefundable upfront payment of $1.0 million in exchange for the nonexclusive license as well as R&D services performed by the Company over the initial period and the First Pfizer Option was exercised. In December 2024, the Second Pfizer Option was exercised. The total transaction price under the Pfizer MTA was determined to be $1.9 million after the exercises of the options. Revenue from the Pfizer MTA was recognized over the estimated performance of the R&D services using the time-elapsed input method. The Company recognized $0.5 million of revenue associated with the Pfizer MTA during the nine months ended September 30, 2025, which is included in collaboration revenue on the condensed consolidated statements of operations and comprehensive loss. The Company recognized $0.1 million of revenue associated with the Pfizer MTA during the three months ended September 30, 2025. The Company fulfilled all of its obligations under the Pfizer MTA during the year ended December 31, 2025 and, as such, no revenue has been recorded during the three and nine months ended September 30, 2026.

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

The Company determined that the J&J Agreement represents a contract with a customer and consisted of two distinct and single performance obligations: (i) the grant of the research licenses, the transfer of the research materials, project governance through the joint research committee (the "JRC") and the promise to provide certain research services, which were combined as a single performance obligation (the “First Performance Obligation”), and (ii) the grant of the research licenses, the transfer of research materials, project governance through the JRC and the promise to provide certain other research services, which are combined as a single performance obligation (the “Second Performance Obligation”).

Revenue from the J&J Agreement was recognized over the estimated performance of the initial research and development services using the cost incurred input method, which the Company believes best depicts the transfer of control to J&J. The Company recognized $0.0 million and $2.5 million of revenue associated with the J&J Agreement during the three and nine months ended September 30, 2025, respectively, which is recorded as collaboration revenue on the condensed consolidated statements of operations and comprehensive loss. The Company fulfilled all of its obligations under the J&J Agreement during the year ended December 31, 2025 and, as such, no revenue has been recorded during the three and nine months ended September 30, 2026.

To date there have been no development, commercial, and sales-based milestone payments or royalties based on sales achieved under the J&J Agreement.

Deferred Revenue and Accounts Receivable

Deferred revenue associated with collaboration and license agreements is recorded within accrued expenses and other current liabilities on the condensed consolidated balance sheets. There was no deferred revenue recorded as of December 31, 2025 and September 30, 2026. The following table summarizes the changes in deferred revenue for the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
Beginning balance as of January 1, 2025	$2,877
Additions	99
Deductions	(2,976)
Ending balance as of September 30, 2025	$—

There was no accounts receivable recorded as of December 31, 2025 and September 30, 2026. The following table summarizes the change in accounts receivable for the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
Beginning balance as of January 1, 2025	$443
Additions	99
Deductions	(542)
Ending balance as of September 30, 2025	$—

5.
Fair Value Measurements

The following table sets forth by level, within the fair value hierarchy, the Company's financial assets and liabilities carried at fair value on a recurring basis:

	September 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash equivalents:
Money market funds	$71,228	$71,228	$—	$—
Marketable securities:
U.S. Treasury bills and U.S. Treasury notes	306,347	—	306,347	—
Total financial assets	$377,575	$71,228	$306,347	$—
Financial Liabilities:
Contingent consideration	$18,281	$—	$—	$18,281
	$18,281	$—	$—	$18,281

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Cash equivalents:
Money market funds	$30,032	$30,032	$—	$—
Marketable securities:
U.S. Treasury bills and U.S. Treasury notes	174,869	—	174,869	—
Total financial assets	$204,901	$30,032	$174,869	$—
Financial Liabilities:
Contingent consideration	$6,132	$—	$—	$6,132
Warrant liability	1	—	—	1
	$6,133	$—	$—	$6,133

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

The fair value of the contingent consideration related to development, commercial, regulatory and sales milestones was based on the discounted cash flow valuation technique. The technique considered the following assumptions: (i) the probability and timing of achieving the specified milestones as of the valuation date and (ii) the market-based discount rates, with the most significant assumptions being the timing of the projected milestones and the probability of the milestones being achieved. The fair value of the contingent consideration could change in future periods depending on the prospects for the Company’s MDA5 and NLRP1 drug discovery programs acquired as part of the IFM transaction achieving development, commercial, regulatory and sales milestones. The estimated fair value of the contingent consideration as of September 30, 2026 and December 31, 2025 related to the IFM acquisition was $1.0 million and $1.4 million, respectively.

The following table sets forth the significant inputs to the discounted cash flow technique used to value contingent consideration for IFM as of September 30, 2026 and December 31, 2025:

Significant Unobservable Inputs	September 30, 2026	December 31, 2025
Discount rate	24.9%	15.6%
Projected milestone timing	2.75 to 11 years	2.25 to 11.75 years
Probability of milestone achievement - NLRP1 program	5.0% - 35.0%	5.0% - 35.0%
Probability of milestone achievement - MDA5 program	5.0% - 35.0%	5.0% - 35.0%

Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration liability.

Rahko

The Rahko acquisition included additional consideration payable of up to $30.0 million to the previous shareholders of Rahko upon the achievement of certain qualifying events, including (a) following the Company’s completion of an IPO or public listing of the Company’s shares on certain designated exchanges, and upon the first occurrence of the total market capitalization of the Company being equal to or in excess of $1.5 billion, or (b) an exit event such as (i) a transaction or transactions by which more than 50% of the combined voting power of then outstanding voting securities of the Company are acquired, (ii) consolidation or merger of the Company into another entity, or (iii) sale or disposition of substantially all of the assets of the Company, in each case for which the potential proceeds are equal to or in excess of $1.5 billion. The fair value of the contingent consideration was determined based on a Monte-Carlo simulation model that utilizes a geometric Brownian motion to estimate the equity value of the Company at expected qualifying event dates. The Company applied risk-free rate, volatility and discount rate assumptions to simulate the expected equity value of the Company as of the expected qualifying event dates. The risk-free rate was based upon the interest rates corresponding to the time period for U.S. Treasury notes published by the U.S. Federal Reserve. The volatility was estimated based on equity volatility indications from the guideline public companies and the capital structure of the Company.

The contingent consideration as of the date when the Company has met the certain market capitalization threshold following a certain qualifying event was discounted to the measurement date using a discount rate that is based on all-in market yields for publicly traded debt securities of comparable credit quality to the contingent consideration payments. The discounted amount of contingent consideration and the equity values are subject to the Monte-Carlo simulations for 100,000 trials to derive the fair value of the contingent consideration. The estimated contingent consideration liability as of September 30, 2026 and December 31, 2025, related to the Rahko acquisition was $17.3 million and $4.7 million, respectively.

The Company completed its IPO in May 2026 and, therefore, the probability of completing an IPO is no longer a significant input into the valuation of the Rahko contingent consideration. The following table sets forth the assumptions, which are significant inputs to the Monte-Carlo simulation used to value such contingent consideration as of September 30, 2026:

As of September 30, 2026
Expected Term	Discount Rates	Risk Free Rate Applied to Equity Value	Equity Volatility
10 years	21.9% - 28.7%	5.3%	97.4%

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

Valuation of LSA Warrant Liability

In March 2022, the Company issued a warrant to purchase up to 64,992 shares of Series A-2 convertible preferred stock (the “LSA Warrant”). As of September 30, 2026, the LSA Warrant to purchase 1,742 shares of common stock was issued and outstanding.

As of May 7, 2026 and December 31, 2025, the estimated fair value of the LSA Warrant liability was determined using an option pricing model with the following assumptions:

Significant Unobservable Inputs	May 7, 2026	December 31, 2025
Expected term until a liquidity event (in years)	2	2
Volatility	97%	80%
Risk-free interest rate	3.9%	3.5%
Annual dividend rate	0%	0%

The following table presents a roll-forward of the aggregate fair values of the Company’s liabilities for which fair value is determined by Level 3 inputs:

	Warrant Liability	Contingent Consideration
Balance as of January 1, 2026	$1	$6,132
Change in fair value	-	109
Balance as of March 31, 2026	1	6,241
Change in fair value	71	8,733
Reclassification to equity	(72)	-
Balance as of June 30, 2026	-	14,974
Change in fair value	-	3,307
Balance as of September 30, 2026	$—	$18,281

	Warrant Liability	Contingent Consideration
Balance as of January 1, 2025	$45	$10,179
Change in fair value	-	(5,648)
Balance as of March 31, 2025	45	4,531
Change in fair value	-	(566)
Balance as of June 30, 2025	45	3,965
Change in fair value	(44)	1,872
Balance as of September 30, 2025	$1	$5,837

6.
Marketable Securities

The following tables summarize the Company’s marketable securities held as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury bills and U.S. Treasury notes	307,474	—	(1,127)	306,347
	$307,474	$—	$(1,127)	$306,347

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
U.S. Treasury bills and U.S. Treasury notes	174,776	93	—	174,869
	$174,776	$93	$—	$174,869

The Company determined that there was no material credit risk associated with the above investments as of September 30, 2026 and December 31, 2025. The Company has the intent and ability to hold these securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable securities during the nine months ended September 30, 2026 and 2025. No available-for-sale debt securities held as of September 30, 2026 had remaining maturities greater than 15 months.

7.
Property and Equipment, Net

Property and equipment and related accumulated depreciation consist of the following:

	September 30, 2026	December 31, 2025
Laboratory equipment	$15,592	$18,651
Furniture, fixtures and equipment	686	686
Computer hardware and software	1,035	1,029
Finance lease	601	502
Leasehold improvements	575	501
	18,489	21,369
Less: accumulated depreciation	(13,863)	(14,160)
Total	$4,626	$7,209

Total depreciation expense was $0.9 million and $2.8 million for three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the Company recognized losses on disposal of $0 and $0.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized losses on disposal of $0.8 million and $1.2 million, respectively. Gain or loss on disposal of property and equipment is included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Employee compensation, benefits, and recruiting	$4,919	$6,703
External research and supplies	5,260	3,076
Offering costs	20	64
Professional fees	1,271	3,175
Other	839	374
Total	$12,309	$13,392

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

During the third quarter of 2025, the Company entered into a sublease for its New York office space that commenced on October 15, 2025 and expires on February 28, 2029. The Company recognized sublease income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, which was recorded as a reduction of lease cost in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs are recorded within the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,500	$1,522	$4,516	$4,847
Variable lease costs	1,135	1,074	2,660	2,557
Sublease income	(81)	—	(243)	—
Total lease costs, net	$2,554	$2,596	$6,933	$7,404

The Company recognized interest expense related to finance leases of $12 thousand and $37 thousand for the three and nine months ended September 30, 2026, respectively, and $1 thousand and $5 thousand for the three and nine months ended September 30, 2025, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. Supplemental cash flow information related to the Company’s leases for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,641	$5,447
Operating cash flows for finance leases	$37	$5
Financing cash outflows for finance leases	$117	$107

10.
Common Stock

In May 2026, the Company’s stockholders approved the ninth amended and restated certificate of incorporation, which became effective upon its filing in connection with the closing of the Company's IPO on May 8, 2026, and which, among other things, increased the number of shares of common stock authorized for issuance from 365,081,240 to 500,000,000 shares of common stock. As of September 30, 2026, there were 47,940,608 shares of common stock issued and outstanding. In addition, the Company issued 126,825 shares of common stock that were subject to vesting as of September 30, 2026 (see Note 12). The Company’s outstanding non-voting common stock automatically converted into an aggregate of 8,359 shares of its common stock immediately upon the closing of the IPO.

Each share of common stock entitles the holder to one vote on all matters on which stockholders have the right to vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors, subject to the participation and priority rights of the Company’s preferred stock. As of September 30, 2026 and December 31, 2025, no dividends have been declared or paid.

11.
Warrants

In connection with entering into the Series D Preferred Stock Purchase Agreement in 2025, the Company issued an aggregate amount of warrants to purchase 4,056,164 shares of the Company’s common stock, each with an exercise price of $0.10 per share (the “Common Warrants”). The Common Warrants were exercisable at any time by the holder and have a seven-year contractual term from their respective dates of issuance. Upon completion of the IPO, the outstanding Common Warrants were automatically net exercised pursuant to their terms and became shares of the Company’s common stock, effective immediately prior to the consummation of the IPO. The Company determined that the Common Warrants were equity-classified, and recorded the amounts allocated to the Common Warrants within additional paid‑in capital on the condensed consolidated balance sheets.

During the nine months ended September 30, 2026, 2,051 Common Warrants were exercised, resulting in the issuance of 2,051 shares of common stock and aggregate proceeds of a de minimis amount. The Company’s outstanding Common Warrants were automatically exercised on a net exercise basis into 3,287,352 shares of common stock immediately prior to the closing of the IPO. As of September 30, 2026, no Common Warrants remain issued and outstanding.

12.
Stock-Based Compensation

Stock Options

In August 2021, the Company’s Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which provided for the granting of stock appreciation rights, incentive stock options, restricted stock awards, other stock-based awards to eligible employees, officers, directors, consultants, and advisors. The stock options issued under the 2021 Plan expire not more than ten years from their respective grant dates. The 2021 Plan was subsequently amended on various dates through September 2025 to increase the number of shares available for the issuance of awards. As of the effective date of the 2026 Long-Term Incentive Plan (the “2026 Plan”) and as of September 30, 2026, there were no shares remaining available for future issuance under the 2021 Plan. Any options or other awards outstanding under the 2021 Plan remain outstanding and effective. The remaining shares reserved for issuance under the 2021 Plan ceased to be available for issuance at the time that the 2026 Plan became effective.

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

Upon the closing of the IPO, the Company granted 3,431,900 stock options to purchase shares of the Company’s common stock under the 2026 Plan to certain employees and directors, with an exercise price equal to the IPO price of $18.00 per share.

The stock options granted under the plans generally vest over four years, with 25% of the award vesting at a one-year cliff with the remaining portion vesting in equal installments over the remaining period, or in equal monthly installments over four years. The stock options granted contain service‑based vesting conditions and certain stock options granted contain performance‑based vesting conditions. Awards with a service‑based component require continued service with the Company over the requisite service period, while vesting for awards with performance‑based conditions is tied to the achievement of certain research and development milestones.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	4,631,713	$4.94	8.64	4,610
Granted	4,050,777	17.98
Forfeited	(135,921)	11.92
Expired	(92,140)	24.14
Exercised	(293,265)	4.74
Outstanding as of September 30, 2026	8,161,164	$11.09	8.84	$91,634
Exercisable as of September 30, 2026	2,189,935	$6.29	7.60	$35,015

In December 2025, 166,550 stock options to purchase shares of the Company’s common stock were early exercised pursuant to approval by the Company’s Board of Directors. The unvested common stock purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest according to their respective terms.

The following table presents, on a weighted-average basis, the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of the stock options granted during the nine months ended September 30, 2026:

September 30,
2026
Expected term (in years)	5.91
Risk-free interest rate	4.17%
Expected volatility	103.66%
Dividend yield	0%

There were no stock options granted during the nine months ended September 30, 2025. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 was $14.71 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised was $0.7 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock

The summary of restricted stock award activity for the nine months ended September 30, 2026, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	166,550	$13.60
Vested	(39,725)	15.44
Unvested as of September 30, 2026	126,825	$13.02

The Company recorded stock compensation expense of $0.2 million and $0.6 million related to the restricted stock awards during the three and nine months ended September 30, 2026, respectively. The Company recorded stock compensation expense of a de minimis amount related to the restricted stock awards during the three and nine months ended September 30, 2025.

As of September 30, 2026, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $66.9 million, which is expected to be recognized over the remaining weighted average period of approximately 2.98 years.

The following table summarizes stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,265	$1,215	$4,361	$3,231
General and administrative	5,673	3,679	11,835	8,350
Total	$7,938	$4,894	$16,196	$11,581

13.
Commitments and Contingencies

Contingent Consideration

In connection with the IFM acquisition, the Company is required to make future payments to the shareholders of IFM based on the occurrence of certain development, commercial, regulatory and sales milestones (see Note 5).

In connection with the Rahko acquisition, the Company has a contingent payment obligation to the shareholders of Rahko upon the occurrence of certain qualifying events. No qualifying event has occurred as of September 30, 2026 (see Note 5).

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

15.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(53,059)	$(35,462)	$(144,109)	$(115,132)
Net loss attributable to common stockholders	$(53,059)	$(35,462)	$(144,109)	$(115,132)
Denominator:
Weighted-average number of common shares used in computing net loss, basic and diluted per share—basic and diluted (1)	48,018,265	4,557,695	28,138,852	2,322,965
Net loss per share attributable to common stockholders—basic and diluted	$(1.10)	$(7.78)	$(5.12)	$(49.56)

(1) The weighted-average number of common shares used in computing net loss basic and diluted per share for the three and nine months ended September 30, 2025 includes 4,010,007 shares of common stock underlying Common Warrants issued as part of the Series D preferred stock financing during 2025.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	8,161,164	5,225,231	8,161,164	5,225,231
Unvested restricted stock awards	126,825	—	126,825	—
Series A convertible preferred stock (as converted to common stock)	—	3,091,478	—	3,091,478
Series A-1 convertible preferred stock (as converted to common stock)	—	804,893	—	804,893
Series A-2 convertible preferred stock (as converted to common stock)	—	836,190	—	836,190
Series B convertible preferred stock (as converted to common stock)	—	2,865,387	—	2,865,387
Series C convertible preferred stock (as converted to common stock)	—	2,412,468	—	2,412,468
Series C-1 convertible preferred stock (as converted to common stock)	—	150,211	—	150,211
Series D convertible preferred stock (as converted to common stock)	—	14,403,312	—	14,403,312
Series A-2 warrants (as converted to common stock)	—	1,742	—	1,742
Common stock warrants (as converted to common stock)	1,742	—	1,742	—
Total	8,289,731	29,790,912	8,289,731	29,790,912

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

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table presents certain financial data for the Company’s reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$99	$—	$2,976

Research and development expenses associated with preclinical and clinical studies (1)	$28,145	$14,363	$70,693	$47,576
Facilities and related expenses, excluding depreciation and amortization (2)	$2,404	3,595	7,864	14,882
General and corporate expenses (3)	$2,773	2,510	9,166	12,787
Personnel-related expenses, excluding stock-based compensation	$11,122	9,897	32,609	36,072
Other segment items (4)	$8,615	5,196	23,777	6,791
Segment net loss	$53,059	$35,462	$144,109	$115,132

(1) Research and development expenses associated with preclinical and clinical studies includes research software, professional services and laboratory operations supporting the Company’s research and development programs.

(2) Facilities and related expenses includes rent, common area maintenance costs, repairs and maintenance, utilities, real estate taxes, and the ROU impairment charge.

(3) General and corporate expenses include general and administrative costs associated with professional and consulting fees and other overhead costs.

(4) For the three and nine months ended September 30, 2026 and 2025, other segment items consist of interest income, stock-based compensation expense, depreciation and amortization expense, change in fair value of contingent consideration expense, income tax (benefit) provision and other (income) expense, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Interest expense consists of interest expense on finance leases. Other (income) expense, net primarily consists of realized and unrealized gains and losses on marketable securities.

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

Our most advanced programs include OD-001, an oral small-molecule scaffolding inhibitor of receptor-interacting protein kinase 2, or RIPK2, and OD-002, an oral small-molecule inhibitor of solute carrier family 15 member 4, or SLC15A4. OD-001 has achieved proof-of-concept and we have completed OD-001 induction treatment in a phase 2a trial for the treatment of ulcerative colitis, or UC, one of the two main types of inflammatory bowel disease, or IBD. We have completed IND-enabling studies for OD-002, our second most advanced program, and expect to progress that program into clinical development. These programs have the potential to yield treatments for inflammatory and autoimmune diseases that have large, addressable patient populations globally and a lack of effective treatments, including IBD, systemic lupus erythematosus, and other disorders characterized either by the chronic overactivation of the type I interferon pathway, referred to as interferonopathies, or by pathogenic autoreactive B cells. In addition to our most advanced programs, we have a portfolio of wholly owned preclinical programs that include, but are not limited to, OD-003, a regulatory T cell-specific tumor necrosis factor receptor 2 agonist, OD-004, a bispecific antagonist of thymic stromal lymphopoietin and interleukin-33, and an interleukin-1 receptor-associated kinase 4 scaffolding inhibitor. We also have an interferon regulatory factor 5, or IRF5, inhibitor in preclinical development, which we are collaborating on with Terray Therapeutics, Inc., or Terray.

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

We have incurred significant operating losses and negative cash flows since our inception. Our net loss was $144.1 million and $115.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $712.2 million and cash, cash equivalents, and marketable securities of $387.0 million. Since our inception, we have financed our operations primarily through the sale of shares of our convertible preferred stock, the proceeds from research collaborations and license agreements, and through the sale of our common stock as part of our IPO and concurrent private placement completed in May 2026.

Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditures into the second half of 2028. We have based this estimate and our forecast of cash resources and planned operations on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Additional funds will be necessary to maintain our current operations and to continue our research and development activities.

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

We did not have any revenue for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025 our revenue consisted of collaboration revenue earned under the Material Transfer and Evaluation Agreement, dated December 20, 2022, or the Pfizer MTA, with Pfizer Inc., or Pfizer, which expired by its terms in 2025, and revenue earned under the Strategic Collaboration, Option and License Agreement, dated March 29, 2024, or the J&J Agreement, with Janssen Pharmaceutica NV, a Johnson & Johnson company, or J&J. For additional information about our revenue recognition policy related to our collaboration agreements, refer to Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Income tax provision

Income tax provision consists of U.S. state and foreign taxes in jurisdictions in which we conduct business. Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that not all of our net operating loss carryforwards and tax credits will be realized. As of September 30, 2026, we have recorded a full valuation allowance against our net deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$-	$99	$(99)
Operating expenses:
Research and development	42,121	26,325	15,796
General and administrative	11,240	10,156	1,084
Change in fair value of contingent consideration	3,307	1,872	1,435
Total operating expenses	56,668	38,353	18,315
Operating loss	(56,668)	(38,254)	(18,414)
Other income (expense), net:
Interest income	3,864	2,198	1,666
Interest expense	(12)	(1)	(11)
Other income (expense), net	(194)	539	(733)
Total other income, net	3,658	2,736	922
Loss before income taxes	(53,010)	(35,518)	(17,492)
Income tax (benefit) provision	49	(56)	105
Net loss	$(53,059)	$(35,462)	(17,597)

Collaboration Revenue

Collaboration revenue decreased by $0.1 million, from $0.1 million for the three months ended September 30, 2025 compared to zero for the three months ended September 30, 2026. The decrease is related to the Company fulfilling all of its current obligations under the J&J Agreement and the expiration of the Pfizer MTA during the year ended December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Internal personnel-related expenses (including stock-based compensation)	$10,791	$8,585	$2,206
External expenses associated with preclinical and clinical studies	23,455	11,027	12,428
Research software, professional services and laboratory operations	4,690	3,336	1,354
Facility-related costs (including depreciation)	3,185	3,377	(192)
Total research and development expenses	$42,121	$26,325	$15,796

Research and development expenses increased by $15.8 million, from $26.3 million for three months ended September 30, 2025 to $42.1 million for the three months ended September 30, 2026. This increase was primarily attributable to:

•
a $12.4 million increase in external expenses associated with preclinical and clinical studies, primarily due to an increase in CRO expenses associated with start-up activities for our planned OD-001 phase 2b monotherapy and phase 2a combination trials, as well as increased toxicology studies, external chemistry and chemistry, manufacturing, and controls activities supporting our pipeline programs;
•
a $2.2 million increase in internal personnel-related expenses, primarily due to increased stock-based compensation from awards granted upon the IPO and higher headcount; and
•
a $1.4 million increase in research software, professional services and laboratory operations, primarily due to the increase in research reagents and laboratory supplies to support increased level of research activity across the discovery programs.

These increases were partially offset by:

•
a $0.2 million decrease in facility-related costs, primarily due to lower depreciation expense following the disposal of fixed assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Payroll and personnel-related expenses (including stock-based compensation)	$8,268	$6,206	$2,062
Professional and consulting fees	1,739	1,873	(134)
Software and IT costs	639	531	108
Facility-related costs (including depreciation)	199	1,440	(1,241)
Other general and administrative expenses	395	106	289
Total general and administrative expenses	$11,240	$10,156	$1,084

General and administrative expenses increased by $1.1 million, from $10.2 million during the three months ended September 30, 2025 to $11.2 million for the three months ended September 30, 2026. This increase was primarily attributable to:

•
a $2.1 million increase in payroll and personnel-related expenses, primarily due to increased stock-based compensation from awards granted upon the IPO; and
•
a $0.3 million increase in other general and administrative expenses, primarily due to additional corporate insurance expenses associated with operating as a public company.

These increases were partially offset by:

•
a $1.2 million decrease in facility-related costs, primarily due to the loss on disposal of fixed assets recognized in the third quarter of 2025.

Changes in fair value of contingent consideration

The change in the fair value of contingent consideration resulted in expense of $3.3 million for the three months ended September 30, 2026, compared to expense of $1.9 million for the three months ended September 30, 2025. The change was driven by updates to the assumptions used in estimating the fair value of the Rahko contingent consideration, primarily due to an increase in the Company's market capitalization, following the completion of our IPO in May 2026.

Interest income

Interest income increased by $1.7 million from $2.2 million for the three months ended September 30, 2025 to $3.9 million for the three months ended September 30, 2026. The increase is primarily attributed to additional cash invested in marketable securities and interest-bearing accounts during 2026, given the proceeds received from our IPO.

Interest expense

Interest expense did not significantly fluctuate during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and is attributable to interest on our finance leases for certain lab equipment.

Other income (expense), net

Other income (expense), net decreased by $0.7 million from income of $0.5 million during the three months ended September 30, 2025 compared to expense of $0.2 million during the three months ended September 30, 2026. The decrease primarily relates to a refundable tax credit recognized in the third quarter of 2025 and higher investment advisory fees in 2026 resulting from our larger investment portfolio.

Income tax (benefit) provision

Income tax (benefit) provision did not significantly fluctuate during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$-	$2,976	$(2,976)
Operating expenses:
Research and development	110,668	95,326	15,342
General and administrative	29,101	31,327	(2,226)
Change in fair value of contingent consideration	12,149	(4,342)	16,491
Total operating expenses	151,918	122,311	29,607
Operating loss	(151,918)	(119,335)	(32,583)
Other income (expense), net:
Interest income	8,404	4,226	4,178
Interest expense	(42)	(5)	(37)
Other income (expense), net	(449)	96	(545)
Total other income, net	7,913	4,317	3,596
Loss before income taxes	(144,005)	(115,018)	(28,987)
Income tax (benefit) provision	104	114	(10)
Net loss	$(144,109)	$(115,132)	(28,977)

Collaboration Revenue

Collaboration revenue decreased by $3.0 million, from $3.0 million for the nine months ended September 30, 2025 compared to zero for the nine months ended September 30, 2026. The decrease is related to the Company fulfilling all of its current obligations under the J&J Agreement and the expiration of the Pfizer MTA during the year ended December 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Internal personnel-related expenses (including stock-based compensation)	$29,473	$31,084	$(1,611)
External expenses associated with preclinical and clinical studies	58,079	36,396	21,683
Research software, professional services and laboratory operations	12,614	11,180	1,434
Facility-related costs (including depreciation)	10,502	16,666	(6,164)
Total research and development expenses	$110,668	$95,326	$15,342

Research and development expenses increased by $15.3 million, from $95.3 million for the nine months ended September 30, 2025 to $110.7 million for the nine months ended September 30, 2026. This increase was primarily attributable to:

•
a $21.7 million increase in external expenses associated with preclinical and clinical studies, primarily due to an increase in CRO expenses associated with our OD-001 phase 2a monotherapy trial and start-up activities for our planned OD-001 phase 2b monotherapy and phase 2a combination trials, as well as increased toxicology studies and external chemistry supporting our pipeline programs; and
•
a $1.4 million increase in research software, professional services and laboratory operations, primarily due to the increase in research reagents and laboratory supplies to support increased level of research activity across the discovery programs.

These increases were partially offset by:

•
a $6.2 million decrease in facility-related costs, primarily related to an impairment of our San Diego lease right-of-use asset in the first quarter of 2025; and
•
a $1.6 million decrease in internal personnel-related expenses, primarily attributable to lower headcount, partially offset by increased stock-based compensation from awards granted upon the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Payroll and personnel-related expenses (including stock-based compensation)	$19,332	$16,569	$2,763
Professional and consulting fees	6,622	10,783	(4,161)
Software and IT costs	1,702	1,586	116
Facility-related costs (including depreciation)	603	1,971	(1,368)
Other general and administrative expenses	842	418	424
Total general and administrative expenses	$29,101	$31,327	$(2,226)

General and administrative expenses decreased by $2.2 million, from $31.3 million during the nine months ended September 30, 2025 to $29.1 million for the nine months ended September 30, 2026. This decrease was primarily attributable to:

•
a $4.2 million decrease in professional and consulting fees due to lower legal and accounting fees; and
•
a $1.4 million decrease in facility-related costs, primarily due to losses on disposal of fixed assets recognized in 2025.

These decreases were partially offset by:

•
a $2.8 million increase in payroll and personnel-related expenses, primarily due to increased stock-based compensation from awards granted upon the IPO; and
•
a $0.4 million increase in other general and administrative expenses, primarily due to additional corporate insurance expenses associated with operating as a public company.

Changes in fair value of contingent consideration

The change in the fair value of contingent consideration resulted in expense of $12.2 million for the nine months ended September 30, 2026, compared to income of $4.3 million for the nine months ended September 30, 2025. The change was driven by updates to the assumptions management used in estimating the fair value of the Rahko contingent consideration following the completion of our IPO in May 2026.

Interest income

Interest income increased by $4.2 million from $4.2 million for the nine months ended September 30, 2025 to $8.4 million for the nine months ended September 30, 2026. The increase is primarily attributed to additional cash invested in marketable securities and interest-bearing accounts during 2026, reflecting proceeds received from the Series D convertible preferred stock financing completed in the second half of 2025 and our IPO in May 2026.

Interest expense

Interest expense did not significantly fluctuate during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, and is attributable to interest on our finance leases for certain lab equipment.

Other income (expense), net

Other income (expense), net decreased by $0.6 million from income of $0.1 million during the nine months ended September 30, 2025 compared to expense of $0.5 million during the nine months ended September 30, 2026. The decrease primarily relates to a non-recurring Australian tax refund recognized in 2025 and higher investment advisory fees and unrealized losses in 2026, partially offset by foreign currency gains.

Income tax provision

Income tax provision did not significantly fluctuate during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our convertible preferred stock, the proceeds from research collaborations and license agreements and through the sale of our common stock in our IPO and concurrent private placement completed in May 2026. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of our product candidates. As of September 30, 2026, we had $387.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $712.2 million.

Future Funding Requirements

As of September 30, 2026, we had cash and cash equivalents, and marketable securities of $387.0 million. Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments as of September 30, 2026, will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash Flows

Nine months ended September 30, 2026 and 2025

The following table summarizes our primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(117,085)	$(104,139)	$(12,946)
Net cash used in investing activities	(133,350)	(115,469)	(17,881)
Net cash provided by financing activities	289,466	209,705	79,761
Effect of exchange rate changes on cash, cash equivalents, and restricted cash (1)	166	291	(125)
Increase (decrease) in cash, cash equivalents and restricted cash	$39,197	$(9,612)	$48,809
(1)
The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with generally accepted accounting principles in the United States, or GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $117.1 million, primarily consisting of our net loss of $144.1 million and net changes in operating assets and liabilities of $8.0 million, which were partially offset by adjustments to reconcile net loss to net cash used in operating activities of $35.0 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $104.1 million, primarily consisting of our net loss of $115.1 million and net changes in operating assets and liabilities of $8.0 million, which were partially offset by adjustments to reconcile net loss to net cash used in operating activities of $19.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $133.3 million, primarily consisting of $246.5 million of purchases of marketable securities, partially offset by $113.7 million of maturities of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $115.5 million, primarily consisting of $185.8 million of purchases of marketable securities, partially offset by $71.0 million of maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $289.5 million, primarily consisting of proceeds from our IPO and concurrent private placement, including the underwriters’ partial exercise of their option to purchase additional shares.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $209.7 million, primarily consisting of proceeds from the issuance of Series D convertible preferred stock.

License and Collaboration Agreement

Below is a summary of the key terms for our material license and collaboration agreement.

Terray Collaboration

In September 2024, we entered into a collaboration and license agreement, or the Terray Agreement, with Terray Therapeutics, Inc., or Terray, to discover, develop and commercialize or out-license products directed to IRF5. We and Terray have agreed to share all collaboration losses (generated in accordance with and subject to applicable budgets) and collaboration profits (including any payments received in connection with an out-licensing transaction) equally, beginning from the effective date of the Terray Agreement until the earlier of the date either party elects to opt-out, or the date the agreement expires or is terminated. The activities performed under the Terray Agreement are governed by a joint steering committee, made up of two employees designated by each party. No upfront payments were made upon the execution of the Terray Agreement and there have not been any payments made or received from the profit and loss share arrangement under the Terray Agreement as of September 30, 2026.

Contractual Obligations and Commitments

Leases

In September 2021, we entered into an operating lease agreement for our corporate headquarters located in Boston, Massachusetts, expiring in September 2029. We are also party to several operating leases for office and lab space, as well as finance leases for certain lab equipment. As of September 30, 2026, our non-cancellable lease obligations were $27.7 million and $0.6 million under our operating and finance leases, respectively, of which $7.4 million and $0.2 million related to operating and finance leases, respectively, are due within the next 12 months. Refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on our leases.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical manufacturing supplies and with other vendors for preclinical studies, supplies and other products and services for operating purposes. These agreements generally provide for termination at the request of either party with 30 to 90 days’ prior written notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancellable obligations under these agreements as of September 30, 2026.

IFM Acquisition Contingent Consideration

On May 6, 2022, we acquired all of the membership interests in IFM, or the IFM Acquisition. The total purchase consideration was $3.1 million, which consisted of the following: (i) 81,240 shares of our non-voting common stock at closing, with the estimated fair value of $0.2 million, (ii) cash consideration of $0.9 million at closing, (iii) a deferred payment of $0.9 million, which was paid in June 2022 and (iv) contingent consideration in cash of up to $30.0 million, payable once for each of our NLR family pyrin domain containing 1 and melanoma differentiation-associated protein 5 programs upon the first achievement of certain development, commercial, regulatory and sales milestones related to each such program, the estimated fair value of which was determined to be $1.1 million on the acquisition date. As of September 30, 2026, no milestones had been achieved or were deemed probable to occur.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates and significant accounting policies described in our IPO Prospectus.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history. We were formed in April 2021 and have devoted substantially all of our resources since that time to research and development activities for our product candidates, including OD-001 and OD-002, and our other development programs, recruiting management and technical staff, raising capital, producing materials for preclinical studies and clinical trials, developing and establishing our intellectual property portfolio, developing our research and development tools and technologies, entering into collaboration agreements, acquiring companies or assets to further our development programs and building infrastructure to support such activities. Our most advanced product candidate, OD-001, achieved clinical proof-of-concept in a phase 2a monotherapy trial and we expect to report topline results from our phase 2b monotherapy and a phase 2a combination trials in the second half of 2027, and all of our other product candidates remain in preclinical or non-clinical development. We have completed IND-enabling studies for OD-002, our second most advanced program and expect to progress that program into clinical development.

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

We have incurred net losses since our inception through September 30, 2026. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $144.1 million and $115.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $712.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue research and development efforts for our product candidates, advance our product candidates through preclinical studies and clinical trials and seek regulatory approvals for our product candidates.

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

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We also may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, financial condition, results of operations and prospects. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2026, we had $387.0 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans or acquiring other therapies that are administered as part of our clinical trials;
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

Even if we believe that we will have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if there are specific strategic considerations for doing so. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms of those securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Our business depends entirely on the success of our product candidates and research and development programs, including OD-001 and OD-002, and we cannot guarantee that any or all of our current or future product candidates will successfully enter or complete clinical development, receive regulatory approval or be successfully commercialized. If we are unable to develop, receive regulatory approval for and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested the majority of our efforts and financial resources in the development of our product candidates and research and development programs, each of which is still in preclinical or clinical development, and expect that we will continue to invest heavily in the development of these product candidates, as well as in any future product candidates we may develop. Our business and our ability to generate revenue are substantially dependent on our ability to develop, obtain regulatory approval for and then successfully commercialize our product candidates, which may never occur.

Our product candidates and research and development programs will require substantial additional preclinical and clinical development time, regulatory approval, commercial manufacturing arrangements, the establishment of a commercial organization, significant marketing efforts and further investment before we can generate any revenue from product sales. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials.

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

We are a relatively small company and, as our development and commercialization plans and strategies progress, and as we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, as our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business or otherwise, including claims related to employment matters, security of patient and employee personal data, product liability, intellectual property rights and contractual relations with current or past collaborators or licensors. For example, we and the former shareholders of Rahko may disagree about when or whether the contractual prerequisites that would require us to make a substantial contingent consideration payment to them have been satisfied. In the event of a disagreement, the former Rahko shareholders could seek to recover for non-payment through litigation. See the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” for additional information regarding our contingent consideration obligations. Any litigation we become party to could be costly and time-consuming and we cannot assure you that we would ultimately prevail. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages that may not be covered by our insurance in full or at all. Expenses and damages relating to litigation can be difficult to predict. Regardless of its merit, litigation can be complex, extend for a protracted period of time, divert management’s attention and resources and be expensive. Litigation initiated by us could also result in counterclaims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us.

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

Furthermore, the development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. For example, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws governing the development and use of AI/ML. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and, depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices or retrain our AI/ML or prevent or limit our use of AI/ML. For example, the Federal Trade Commission, or the FTC, has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or our use is restricted, our preclinical research and development programs may be less efficient, or we may be at a competitive disadvantage.

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

Risks Related to Research, Development and Commercialization

For our most advanced product candidate, OD-001, we have presented efficacy and supporting analyses from the 12-week induction period from our phase 2a clinical trial, and for OD-002, our next most advanced product candidate, we have completed IND-enabling studies. We have never successfully completed any large-scale or pivotal clinical trials with our product candidates, and we may be unable to do so for any product candidates we develop.

As of the date of this Quarterly Report, we have only one product candidate in clinical development and our next most advanced product candidate has completed IND-enabling studies. All of our other development programs are in the preclinical or drug discovery stage. We have not yet successfully completed any large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial scale product (or arranged for a third party to do so on our behalf) or conducted sales and marketing activities necessary for successful commercialization of any of our product candidates. Our experience conducting clinical trials with our product candidates is limited. Aside from OD-001, our product candidate currently in clinical development for the treatment of ulcerative colitis, or UC, and OD-002, our product candidate that has completed IND-enabling studies, all of our other development programs will need to progress through IND-enabling studies and receive authorization from the FDA or a comparable foreign regulatory authority to proceed under an IND, CTA or other submission prior to initiating clinical development. We may not be able to file INDs, CTAs or other submissions for any of our other product candidates on the timelines we expect, or at all. Even if we submit an IND, CTA or other submission for a product candidate, the FDA or a comparable foreign regulatory authority may not clear the IND, CTA or other submission and allow us to begin clinical trials in a timely manner or at all. The timing of submissions of INDs, CTAs or other submissions for our product candidates will be dependent on further preclinical and manufacturing success. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and comparable foreign regulatory authorities. Any guidance we receive from the FDA or comparable foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authorities. We have not obtained regulatory approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or elsewhere until we receive regulatory approval of our product candidates through an NDA or BLA from the FDA or similar marketing application in another jurisdiction. The FDA and other comparable foreign regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including:

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
•
in the case of a combination study with another product, the ability of that product to be used as a combination therapy;
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

For example, we enrolled patients in our phase 2a clinical trial for OD-001 at multiple sites, including sites in Ukraine. We are also considering, subject to the receipt of necessary approvals from the applicable regulatory authorities, enrolling patients at sites in the Middle East for future clinical trials. To the extent military conflicts, political unrest, unstable economic conditions or other events adversely impact our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute the supplies we need for our clinical trials, we may be required to enroll patients at other sites which could increase the cost or delay the timing for completing such trial.

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

Our RIPK2 phase 2a monotherapy trial utilizes an “open-label” trial design and we may utilize this for future clinical trials for this or future product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

We are currently developing product candidates targeting inflammatory bowel disease, or IBD, and a number of autoimmune diseases, including systemic lupus erythematosus. In the future, we may develop additional product candidates targeting a range of other inflammatory and autoimmune diseases. However, we have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate sufficient product revenue or become profitable.

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

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. For example, while no serious adverse events, or SAEs, have been observed as of the date of this Quarterly Report, it is possible that testing in additional human subjects with IBD may, either in monotherapy or in combination with other agents, reveal greater side effects in our clinical program for OD-001 than observed in our clinical testing to date. We will continue to learn more about our product candidates and potential side effects as they advance through clinical development. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing other medical treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials.

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

For example, our phase 1 healthy participant trial for OD-001 was conducted in Australia and we enrolled patients in our phase 2a clinical trial for OD-001 at multiple sites in Australia, Canada, Jordan, Moldova, New Zealand, Poland and Ukraine. We are also considering, subject to the receipt of necessary approvals from the applicable regulatory authorities, enrolling patients at sites in the Middle East and other jurisdictions globally for future clinical trials. To the extent military conflicts, political unrest, unstable economic conditions or other events adversely impact our ability to enroll patients or complete enrollments in process or adversely impact the ability of our suppliers to produce and distribute the supplies we need for our clinical trials, we may be required to enroll patients at other sites which could increase the cost or delay the timing for completing such trial.

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

Our phase 1 healthy participant trial for OD-001 was conducted in Australia and our phase 2a clinical trial for OD-001 includes sites in Australia, Canada, Jordan, Moldova, New Zealand, Poland and Ukraine. In addition, we currently intend to conduct additional future clinical trials in a number of countries around the world, including countries in the Middle East. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all, including as a basis for later-stage clinical trials. In cases where data from foreign clinical trials is intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (among other prerequisites) (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence in accordance with applicable GCPs; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

We have explored and may continue to explore the use of certain of our product candidates in combination with other therapies, including those that may not yet be approved. For example, we are planning to assess the effect of OD-001 in combination with vedolizumab. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We own an issued patent in the United States that claims the composition of matter of OD-001. However, composition of matter protection in foreign countries and for our other product candidates depends on pending patent applications, and we cannot be certain that the claims in our pending patent applications directed to the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the methods claimed in the patents. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidates for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our patented indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue, or that any issued patents will not be challenged and rendered invalid or unenforceable.

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

Our employees may use AI including Gen AI in certain circumstances to perform portions of their work. There can be no assurance that our employees will not inadvertently or improperly input proprietary, confidential, or sensitive information, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could impair or preclude our ability to obtain patent protection covering such inventions or product candidates, or result in breaches of confidentiality obligations to our collaborators and other third parties, or violations of privacy laws.

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

Government actions in certain jurisdictions, including sanctions-related measures and decrees directed at patent owners from countries such as the United States, may prevent us from obtaining, maintaining, or enforcing patent rights, or may allow third parties to use our patented inventions without compensation.

Governments may take actions that limit or eliminate patent protection or increase its cost. For example, in March 2022, the Russian government issued Decree No. 299, which provides that where the Russian government authorizes the use of a patented invention without the owner’s consent, the compensation payable to owners from countries that Russia considers “unfriendly,” which include the United States, is set at zero. As a result, we may be unable to obtain compensation for, or to enforce otherwise valid patent rights against, certain uses of our inventions in Russia, and we may not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions into Russia.

Sanctions imposed by the United States and other governments on Russia, and Russia’s countermeasures, may also impede our ability to file, prosecute, maintain, and enforce patents in Russia. Although the U.S. Treasury Department’s Office of Foreign Assets Control has authorized certain intellectual property-related transactions in Russia, including filing and prosecuting patent applications and paying maintenance fees, sanctions-related restrictions and the reluctance of financial institutions to process Russia-related payments may impede or prevent our ability to pay local counsel and other intermediaries, which could result in the abandonment or lapse of patent applications or patents. These actions could result in the partial or complete loss of patent rights in Russia.

Other jurisdictions, including China and Brazil, also have laws under which patented inventions may be exploited without the patent owner’s consent in certain circumstances, such as compulsory licensing. More generally, geopolitical developments in the United States and abroad, including sanctions, export controls, and trade measures, could increase the uncertainty and cost of prosecuting and maintaining patent applications and of maintaining, enforcing, or defending issued patents. Any of these developments could impair our competitive position in the affected jurisdictions and adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. Further, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress has considered, and may continue to consider, legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies, which create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer Most-Favored Nation, or MFN, pricing equal to or lower than those paid in other developed nations for certain prescription drugs under Medicaid and for certain newly launched products across all market channels in the U.S., with additional mandates for direct-to-patient discounts through a direct to consumer platform, or TrumpRx, and repatriation of certain foreign revenues. In January 2026, CMS launched the “GENErating cost Reductions fOr U.S.”, or GENEROUS, model under which manufacturers can provide MFN pricing to state Medicaid agencies on a voluntary basis, and CMS has announced that all state Medicaid programs, along with the District of Columbia and Puerto Rico, have applied to participate in the model. CMS also finalized the "Global Benchmark for Efficient Drug Pricing”, or GLOBE, model for products payable under Medicare Part B, set to begin January 1, 2027, and proposed the “Guarding U.S. Medicare Against Rising Drug Costs”, or GUARD, model for products covered under Medicare Part D. GLOBE implements, and GUARD, if finalized, would implement, a mandatory payment model under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of their units that are reimbursed by Medicare, with the rebate amount based on MFN pricing. The GLOBE model has been subject to legal challenge, and both the GLOBE model and the proposed GUARD model may face additional legal challenges, which could delay implementation or modify their impact on manufacturer pricing and revenue.

In addition, the current administration has taken other action that could affect our business such as (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products and components thereof; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration has called on Congress to enact “The Great Healthcare Plan,” to codify and expand MFN pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business, financial condition, results of operations and prospects. For example, over the last several years, the U.S. government has shut down several times, including for an extended period in 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If another prolonged government shutdown occurs or there are other changes which limit the FDA’s ability to perform its necessary activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

A key part of our strategy is to strategically evaluate and, as we deem appropriate, enter into collaborations or partnerships, including with major biotechnology or pharmaceutical companies to advance our current or future product candidates. We have previously entered into collaborations with Pfizer Inc., or Pfizer, J&J and Terray to conduct various research and development activities. Our agreement with Pfizer expired by its terms in 2025 and, as of the date of this Quarterly Report, we do not anticipate generating any additional revenue from our agreements with either Pfizer or J&J. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may continue to enter into collaborations with other companies in the future to provide us with funding for our programs and technology. Any of our existing or future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our current product candidates are designed to address targets that we believe are of high interest to pharmaceutical partners.

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

Upon the expiration of lock-up and market standoff agreements entered into prior to or in connection with our IPO, an additional 27,098,614 shares of our common stock became eligible for sale in the public market (some of which are held by directors, executive officers and other affiliates and remain subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act).

In addition, the shares of our common stock that are subject to outstanding options under our 2021 Plan and 2026 Plan are eligible for sale in the public market, to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 29,662,867 shares of our outstanding common stock, or approximately 59.9% of our total outstanding common stock following our IPO, have certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Odyssey Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Gary D. Glick
Gary D. Glick, Ph.D.
President and Chief Executive Officer

Date: November 4, 2026	By:	/s/ Jason Haas
Jason Haas
Chief Financial Officer